Form 10-K
period 1998-02-28
BRILL MEDIA CO LLC
filed 1998-07-06
CIK 1052567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

 X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

                                       OR

___         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________.

                        Commission File Number: 333-44177


                            BRILL MEDIA COMPANY, LLC
             (Exact name of registrant as specified in its charter)

                               Virginia 52-2071822
            (State of Formation) (I.R.S. Employer Identification No.)

                                 (812) 423-6200
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

_X_ YES  ___  NO

          STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
                        NON-AFFILIATES OF THE REGISTRANT

                                      None

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

PART NO.   ITEM NO.                                                     Page No.
--------   --------                                                     --------

  I          1        Business                                              3

             2        Properties                                           19

             3        Legal Proceedings                                    20

             4        Submission of Matters to a Vote
                      of Security Holders                                  20

  II         5        Market for the Registrant's
                      Common Equity and Related
                      Stockholder Matters                                  20

             6        Selected Financial Data                              21

             7        Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                            23

             7A       Quantitative and Qualitative
                      Disclosures About Market Risk                        30

             8        Financial Statements and
                      Supplementary Data                                   31

             9        Changes in and Disagreements
                      with Accountants on Accounting
                      and Financial Disclosure                             53

  III       10        Directors and Executive Officers
                      of the Registrant                                    54

            11        Executive Compensation                               56

            12        Security Ownership of Certain
                      Beneficial Owners and Management                     58

            13        Certain Relationships and
                      Related Transactions                                 58

  IV        14        Exhibits, Financial Statement
                      Schedules, and Reports on
                      Form 8-K                                             60

PART I

ITEM 1.  BUSINESS

General

     Brill Media Company, LLC, a Virginia limited liability company ("BMC"), collectively with its direct and indirect subsidiaries (the "Subsidiaries"), is referred to herein as the "Company." The Company is a diversified media enterprise that acquires, develops, manages, and operates radio stations, newspapers and related businesses in middle markets. The Company presently owns, operates, or manages fifteen radio stations (the "Stations") serving five markets located in Pennsylvania, Kentucky/Indiana, Colorado, Minnesota/Wisconsin, and Missouri. The Company's newspaper businesses (the "Newspapers") operate integrated newspaper publishing, printing and print advertising distribution operations, providing total-market print advertising coverage throughout a thirty-one-county area in central and north-central portions of the lower peninsula of Michigan. This operation offers a two-edition daily newspaper, twenty-two weekly publications, web offset printing operations for Newspapers' publications and outside customers, and private distribution systems. The Company is wholly owned indirectly by Alan R. Brill ("Mr. Brill"), who founded the business and began its operations in 1981. The Company's overall operations, including its sales and marketing strategy, long-range planning, and management support services are managed by Brill Media Company, L.P. ("BMCLP"), a limited partnership indirectly owned by Mr. Brill. See "Item 13. Certain Relationships and Related Transactions".

     The Company generally considers radio "middle markets" to be markets ranked 80 to 200 by the Arbitron Company ("Arbitron"). The Company considers "middle markets" for purposes of its newspaper operations to be generally comparable to the smaller markets in such range.


Pending Transactions

     Subsidiaries of the Company have entered into agreements to (i) sell three radio stations in central Missouri (the "Missouri Properties") and (ii) buy one radio station in Loveland, Colorado. These transactions are described in Note 3 to the financial statements included in this Report and are referred to herein as the "Pending Transactions."

Radio Stations Overview

     Unless otherwise indicated herein, audience ratings and market radio advertising revenues have been obtained from INVESTING IN RADIO, 1997 MARKET REPORT--THIRD EDITION, BIA Publications Inc. ("BIA"). Revenue rankings in the Company's radio markets have been derived by comparing the Company's revenues in each market to the revenues for the Company's competitors (utilizing the estimated revenues for each competing radio station as provided by BIA). Metro rank for the Company's markets have been obtained from Arbitron's RADIO MARKET REPORT.

     Audience rankings for the Fort Collins/Greeley/Loveland, Colorado market ("Fort Collins") have been taken from ARBITRON RADIO CUSTOM SURVEY RADIO AREA REPORT, FALL 1997. No published market revenues or revenue rankings on the Fort Collins market is available, and market revenues and revenue ranking in the market have been estimated by the Company, without the benefit of any independent investigation or confirmation, on the basis of its knowledge of each market and published retail sales statistics. The Missouri Properties have operated pursuant to TBAs (as defined below) since November 1, 1997 and, therefore, no audience ratings or market advertising revenues are provided.

     The terms local marketing agreement ("LMA"), time brokerage agreement ("TBA") and joint sales agreement ("JSA") are referred to in various places in this Report. An LMA or TBA refers to an agreement, although it may take various forms, under which one party agrees in consideration of a fee paid to provide, on a cooperative basis, the programming, sales, marketing and similar services for a separately owned radio station located in the same radio market and realize the financial benefit of such activities. A JSA refers to an agreement, similar to an LMA or TBA, under which a radio station agrees to provide the sales and marketing services for another station while the owner of such other radio station provides the programming for such other radio station. LMAs, TBAs and JSAs are more fully described in "--Federal Regulation of Radio Broadcasting."

     Set forth below is a list of the Stations, specifying their broadcasting frequency, Federal Communications Commission ("FCC") class, format, control, market, market rank and group rank by ratings and revenues.

                                                                                                    Station Group
                                                                                     Arbitron           Rank
                               FCC                     Owned/                         Market    --------------------
Station        Frequency      Class      Format        Managed       Markets (s)       Rank     Ratings     Revenues
-------        ---------      -----      ------        -------       -----------       ----     -------     --------
WIOV-FM        105.1(1)       FM-B      Country       Owned         Lancaster, PA      110        4            1
                                                                    Reading, PA        130        2            2

WBKR-FM        92.5           FM-C      Country       Owned         Evansville, IN     125(2)     1            1
WKDQ-FM        99.5           FM-C      Country       Managed(3)    and Owensboro/
WSTO-FM        96.1           FM-C      Adult Hits    Managed(3)    Henderson, KY

WOMI-AM        1490           AM-C      News/Talk     Owned
WVJS-AM        1420           AM-B      News/Talk     Managed(3)

KTRR-FM        102.5          FM-C2     Adult Hits    Managed(4)    Fort Collins/      135        1            1
KUAD-FM        99.1           FM-C1     Country       Owned         Greeley/
                                                                    Loveland, CO

KKCB-FM        105.1          FM-C1     Country       Owned         Duluth, MN/        207        1            1
KLDJ-FM        101.7          FM-C2     Oldies        Owned         Superior, WI
WEBC-AM        560            AM-B      News/Talk     Owned

KATI-FM        94.3           FM-C2     Country       Owned(5)      Jefferson City/    N/A(6)     N/A(6)       N/A(6)
KTXY-FM        106.9          FM-C      Adult Hits    Owned(5)      Columbia/
KLIK-AM        950            AM-B      Country       Owned (5)     Lake of the
                                                                    Ozarks, MO

----------
(1) WIOV-FM serves both Lancaster and Reading. The Company also owns and operates WIOV-AM, an AM-C station in Reading. Ratings and revenues ranks for WIOV-FM include WIOV-AM.

(2)    The    Company    estimates    that    on   a    combined    basis    the
Evansville/Owensboro/Henderson market would have an Arbitron rank of 125 based on separate rankings of 151 and 255 for Evansville and Owensboro, respectively.

(3) WKDQ-FM, WSTO-FM and WVJS-AM are operated by the Company and owned by entities (the "Managed Affiliates") which are indirectly owned by Mr. Brill but are not subsidiaries.

(4) The Company manages KTRR-FM pursuant to a TBA pending completion of its acquisition. See Note 3 of the financial statements included in this Report.

(5) The Missouri Properties (KATI-FM, KTXY-FM and KLIK-AM) are under contract for sale. See Note 3 of the financial statements included in this Report.

(6) The Missouri Properties servicing Jefferson City/Columbia/Lake of the Ozarks, Missouri have operated pursuant to TBAs with their proposed buyers since November 1, 1997 and accordingly, no rankings are provided for the Missouri Properties.

Radio Industry Overview

     Radio stations generate the majority of their revenue from the sale of advertising time to local and national spot advertisers and national network advertisers. Radio is considered an efficient means of reaching specifically identified demographic groups. Radio stations are typically classified by their on-air format, such as country, adult contemporary, oldies or news/ talk. A radio station's format and style of presentation enable it to target certain demographic and geographic groups. By capturing a specific listening audience share of a market's radio audience, with particular concentration in a targeted demographic group, a radio station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and radio stations utilize data published by audience measuring services, such as Arbitron, to estimate how many people within particular geographic markets and demographic groups listen to specific radio stations.

     A radio station's local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. To generate national advertising sales, a radio station will engage a firm that specializes in soliciting radio advertising sales on a national level. National sales representatives obtain advertising principally from advertising agencies located outside the radio station's market and receive commissions based on the revenue from the advertising obtained.

     The Company believes that the radio business in middle markets differs significantly from that of the major markets. This distinction is characterized by the fewer number of radio stations in smaller markets, the fewer number of advertising alternatives, the greater relevance of any single business (or radio station) to the market's life, the greater proportion of advertising that is sold locally as opposed to national accounts and the much smaller proportion of advertising that is controlled by agencies. For these reasons, in middle markets a radio station has greater flexibility in competitive and sales strategy and has greater control, through its own direct marketing efforts, on its own outcome, as compared to major markets.

     With fewer competitors in a middle market a radio station can pursue listeners on a broader basis and serve a broader spectrum of advertisers, be less subject to competitive changes of competitors and, most importantly, deal directly with customers and around agencies if necessary to demonstrate and convince advertisers of the effectiveness of advertising on the station. A radio station does not have to wait for programming to be successful to draw customers when it can deal with potential clients directly on the basis of its effectiveness.

     As a result of ownership deregulation (see "--Federal Regulation of Radio Broadcasting"), middle market owners also can achieve the mass and efficiencies of major market operations through multiple radio station ownership. Such deregulation has greatly increased opportunities for ownership of radio stations in middle markets and has greatly increased the liquidity of radio station trading in the marketplace and, therefore, the liquidity that the financing markets are willing to offer.

Newspapers Overview

     Set forth below is a list of the Newspaper publications specifying the location and circulation of each.


NEWSPAPER                                   LOCATION                CIRCULATION
---------                                   --------                -----------
MORNING SUN                                 Mt. Pleasant, MI        12,700
ISABELLA COUNTY HERALD                      Mt. Pleasant, MI        16,200
MT. PLEASANT BUYERS GUIDE                   Mt. Pleasant, MI        27,700
CLARE COUNTY BUYERS GUIDE                   Clare, MI               11,000
ALMA REMINDER                               Alma, MI                20,500
CADILLAC BUYERS GUIDE                       Cadillac, MI            21,500
CARSON CITY REMINDER                        Carson City, MI         10,800
EDMORE ADVERTISER                           Edmore, MI              17,600
HEMLOCK SHOPPERS GUIDE                      Hemlock, MI             12,300
GLADWIN BUYERS GUIDE                        Gladwin, MI             16,200
MIDLAND BUYERS GUIDE                        Midland, MI             27,800
ST. JOHNS REMINDER                          St.  Johns, MI          16,300
THE NORTHEASTERN SHOPPER (NORTH EDITION)    Tawas City, MI          24,400
THE NORTHEASTERN SHOPPER  (SOUTH EDITION)   Tawas City, MI          15,600
NORTHERN STAR                               Gaylord, MI             17,600
ALPENA STAR                                 Alpena, MI              18,900
PRESQUE ISLE STAR                           Alpena, MI               7,300
PETOSKEY STAR AD-VERTISER                   Petoskey, MI            12,800
CHARLEVOIX COUNTY STAR                      Petoskey, MI            10,800
STAR AD-VERTISER                            Kalkaska, MI            12,800
STAR BUYER'S GUIDE                          Prudenville, MI         14,000
STAR BUYER'S GUIDE                          West Branch, MI         15,000
STRAITS AREA STAR                           Cheboygan, MI           13,000
                                                                   -------
Total Circulation                                                  372,800
                                                                   =======

     The Newspapers serve a thirty-one county area of small communities in the central and north-central portions of the lower peninsula of Michigan, where there are few other newspapers, one local television station, and few radio stations. The Company has central offices and production facilities in Mt. Pleasant, Michigan and Gaylord, Michigan and leads the central and north-central Michigan market in media billings.

     The Company's two edition daily newspaper, the MORNING SUN, has a paid circulation averaging 12,700 readers and is the only daily newspaper published in Gratiot, Isabella and southern Clare counties. The Company's weekly newspaper and twenty one weekly shopping guides are delivered free to more than 360,000 households in the central and north-central portions of the lower peninsula of Michigan. The Company's multiple products and private delivery system permit advertisers to buy customized advertising coverage for the portion of the local market that best reaches their potential customers. The Company also publishes numerous niche publications such as vacation guides and a monthly business report. The Newspapers have a widely diversified base of advertising and printing customers and during the year ended February 28, 1998 no one customer represented more than 2% of the Company's revenues.

     The Newspapers' market covers an area approximately 120 miles by 240 miles, containing a total population in excess of 800,000 people. The area's relatively low population density makes print the only medium to serve the market efficiently. The Newspapers' market coverage includes the Michigan counties of Alcona, Alpena, Antrim, Arenac, Clare, Charlevoix, Cheyboygan, Clinton, Crawford, Emmet, Gladwin, Gratiot, Iosco, Isabella, Kalkaska, Mecosta, Midland, Missaukee, Montcalm, Montgomery, Oscada, Ogemaw, Osceola, Ostego, Presque Isle, Roscommon, Saginaw, Wexford and parts of Bay, Lake and MacKinac counties.

     DISTRIBUTION. In addition to delivering its publications, the Newspapers also deliver over 60 million advertising insert pieces per year to residents in central and north-central portions of the lower peninsula of Michigan. Customized delivery to a particular zone can be specifically created for an advertiser to reach as few as 150 households or more than 360,000 households on a given day at less than half the cost charged by the post office. Newspapers' distribution system includes several hundred independent contractor delivery personnel and enables an advertiser to buy any part of the Company's distribution area that best serves the advertiser's needs.

Newspaper Industry Overview

     Newspaper publishing is one of the oldest and largest segments of the media industry. Newspapers are an important medium for local advertising. The newspaper industry in the United States is comprised of the following segments: national and major metropolitan dailies; small metropolitan suburban dailies; suburban and community non-dailies; and free circulation "total market coverage" publications and shoppers ("Shoppers").

     In many communities, the local newspapers provide a combination of social and economic connections which make it attractive for readers and advertisers alike. The Company believes that small metropolitan and suburban dailies as well as suburban and community non-dailies and Shoppers are generally effective in addressing the needs of local readers and advertisers under widely varying economic conditions. The Company believes that because small metropolitan and suburban daily newspapers rely on a broad base of local retail and local classified advertising rather than more volatile national and major account advertising, their advertising revenues tend to be relatively stable. In addition, the Company believes such newspapers tend to publish information which is of particular interest to the local reader and which national and major metropolitan newspapers, television and radio generally do not report to the same extent. Most small metropolitan and suburban daily newspapers are the only daily local newspaper in the communities they serve. The Company believes that relatively few daily newspapers have been established in recent years due to the high cost of starting a daily newspaper operation and building a franchise identity.

     Shoppers provide nearly 100% penetration in their areas of distribution and generally derive revenues solely from advertising. These publications have limited or no news or editorial content. The shoppers are delivered on Sundays by carriers and are free to the consumer.

     The newspaper industry, as represented by larger markets at one end and smaller markets on the other, is composed of two distinct sub-industries. They differ particularly because of the influences of size, alternative claims on readers' attention, alternative advertising vehicles, alternative newspaper competitors, methods and costs of distribution, labor costs and flexibility, other cost structures, and significance of the product to its readers and customers. In all of these parameters the Company believes that in middle markets, these factors are more favorable to the financial results and stability of a newspaper business. These factors also create a more vital product for the readers in a middle market than newspapers may be in a major market, which typically has numerous and diverse information and entertainment sources.

Acquisition Strategy

     The Company seeks to acquire underperforming middle market media businesses whose acquisition costs are low relative to potential revenues and cashflow. The Company focuses on developing significant long-term franchises in middle markets. The Company then seeks to improve revenues and cashflow, using its particular promotional, marketing, sales, programming and editorial approaches. The Company targets businesses that it believes operate in underdeveloped market segments with a low level of competition and a strong economic base, as well as radio stations with competitive technical facilities and businesses that are located in areas deemed desirable for relocation in terms of personnel recruitment.

     The Company believes that its acquisition strategy, properly implemented, has a number of specific benefits, including (i) diversification of revenues and cashflow across a broader base of industries, properties and markets, (ii) geographic clustering which has allowed improved cashflow margins through the consolidation of facilities, centralized newsgathering, cross-selling of advertising and elimination of redundant expenses, (iii) improved access to consultants and other industry resources,
(iv) greater appeal to qualified industry management talent and (v) efficiencies from economies of scale.

     If and when achieved, new acquisitions may adversely affect near-term operating results due to increased capital requirements, transitional management and operating adjustments, increased interest costs associated with acquisition debt, and other factors. Any future acquisitions may be highly-leveraged, and such acquisitions well may increase the Company's overall leveraged position. There can be no assurance that debt or equity financing for such acquisitions will be available on acceptable terms, or that the Company will be able to identify or consummate any new acquisitions. Any failure to make necessary acquisitions, or the making of unsuccessful acquisitions, could have a material, adverse effect on the future financial condition and operating results of the Company.

Advertising Sales

     Virtually all of the Company's revenue is generated from local, regional and national advertising for its Stations and Newspapers. During the year ended February 28, 1998, approximately 96% of the Company's revenues were generated from the sale of local and regional advertising. Additional revenue is generated from the sale of national advertising, network compensation payments and other miscellaneous transactions. The major categories of the Company's advertisers include retailers, restaurants, fast food, automotive and grocery. Each local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency with emphasis placed on direct contact. In so doing, the Company seeks to address individual advertiser needs and more effectively design an advertising campaign to help the advertiser sell its product. The Company employs personnel in each of its markets to produce advertisements for the customers. National sales are obtained via outside firms specializing in advertising on a national level. The firms are paid a commission based on a percentage of gross revenue from national advertising. Local and regional sales are predominantly generated by the Company's local sales staff.

Competition

     GENERAL. Each of the Company's Stations and Newspapers competes in varying degrees with other newspapers, magazines, direct mail, free shoppers, outdoor advertising, other FM and AM radio stations, television and cable television stations, and other media present within their respective markets. Radio broadcasting and newspaper distribution also are exposed to competition from developing media technologies, such as the delivery of audio programming through cable television or telephone wires, the introduction of digital radio broadcasting, which may provide a medium for the delivery by satellite or terrestrial means of multiple audio programming formats to local and national audiences, the increasing development and use of direct mail advertising, the growth of wireless communications and fiber optic delivery systems, the development of televised shopping programs, the potential for televised "newspapers," and the increasing growth of the Internet. The Stations and Newspapers also may encounter competition from future, unforeseen developments in technology that subsequently may be commercialized, and at all times they will face potential, additional competition from new or expanding market entrants. The Company cannot predict what effect, if any, these or other new technologies or competitors may have on the Company.

     RADIO. The radio broadcasting industry is highly competitive. The success of each of the Company's Stations in its middle markets depends largely upon the effectiveness of its direct marketing and sales efforts and its share of the overall advertising revenue within its market supported by its audience ratings. The Company's audience ratings and advertising revenues are subject to change, and any adverse change in a particular market affecting advertising expenditures or in the relative market positions of the radio stations located in that market could have a material adverse effect on the revenue of the Company's Stations located in that market. There can be no assurance that any one of the Company's Stations will be able to maintain or increase its current audience ratings or advertising revenue market share.

     Recent changes in the FCC's policies and rules permit increased ownership and operation of multiple local radio stations. Management believes that radio stations that operate under common management or elect to take advantage of joint arrangements such as LMAs or JSAs may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services. Although the Company currently operates multiple Stations in each of its markets and intends to pursue the creation of additional multiple radio station groups, the Company's competitors in certain markets include operators of multiple radio stations or operators who already have entered into LMAs or JSAs. The Company also competes with other radio station groups to purchase additional radio stations. Some of these groups are owned or operated by companies that have substantially greater financial and other resources than the Company.

     NEWSPAPERS. The Company's Newspapers compete primarily with other daily and weekly newspapers, shoppers, shared mail packages and other local advertising media. The Newspapers also compete in varying degrees for advertisers and readers with magazines, other radio stations, broadcast television, telephone book directories and other communications media that operate in their markets. The Company believes that its production systems and technologies, which enable it to publish separate editions in narrowly targeted zones, allow it to compete effectively in its markets.

Federal Regulation of Radio Broadcasting

     GENERAL. The ownership, operation and sale of broadcast stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which acts under authority derived from the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act was amended in 1996 by the Telecommunications Act to make changes in several broadcast laws. Among other things, the FCC assigns frequency bands for broadcasting; issues broadcast station licenses; determines whether to approve changes in ownership or control of broadcast station licensees; regulates equipment used by broadcast stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of broadcast stations; and has the power to impose penalties for violations of its rules under the Communications Act.

     The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short" (less than the maximum) license renewal terms or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or the denial of FCC consent to acquire additional broadcast properties. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

     LICENSE GRANT AND RENEWAL. Radio broadcast licenses are granted for maximum terms of eight years. Licenses may be renewed through an application to the FCC. The FCC may not consider competing applications for the frequency being used by the renewal applicant if the FCC finds that the broadcast station has served the public interest, convenience and necessity, that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC, and that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

     Petitions to deny license renewals can be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a "substantial and material question of fact" as to whether the grant of the renewal application would be prima facie inconsistent with the public interest, convenience and necessity. Also, during certain periods when a renewal application  is  pending,  the  transferability  of the  applicant's  license is restricted. Such a petition presently is pending against KUAD-FM, one of the Company's Stations, which broadcasts from Windsor, Colorado, alleging violations of the FCC equal employment opportunity rules, and the FCC staff has asked that Station to supply additional information (subject to resolution of the constitutionality of such rules in ongoing litigation to which the Company is not a party). The Company is not currently aware of any facts that would prevent the timely renewal of its licenses to operate any of its other Stations, although there can be no assurance that the Company's licenses will be renewed.

     A local market competitor has objected to the transfer of the licenses for the Missouri Properties and on December 12, 1997, filed with the FCC a Petition to Deny the license transfers and to terminate the TBA under which the proposed buyers currently operate the Missouri Properties. No action has been taken on the Petition to Deny by the FCC, and the Company believes that even if the Petition to Deny were granted, the consequences would not be material to the Company. The Attorney General of the State of Missouri on January 9, 1998 filed a civil investigative demand on the Company to provide documents in order to consider whether the proposed transaction would violate federal or Missouri antitrust laws. The Company has complied with the demand. The Attorney General also has filed comments on the Petition to Deny.

     The FCC classifies each AM and FM station. An AM station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. Clear channel AM stations are classified as either: Class A stations, which operate on an unlimited time basis and are designated to render primary and secondary service over an extended area; Class B stations, which operate on an unlimited time basis and are designed to render service only over a primary service area; and Class D stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power. A regional channel is one on which Class B and Class D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM stations operate on an unlimited time basis and serve primarily a community and the suburban and rural areas immediately contiguous thereto. Class C AM stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference.

     The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, B, C3, C2, C1 and C. The parameters for each classification are as follows:


                                                 MAXIMUM ANTENNA HEIGHT
                                                        (HAAT)*
          CLASS              MAXIMUM POWER             IN METERS
          -----              -------------         ----------------
          A                       6 kw                   100
          B1                     25 kw                   100
          B                      50 kw                   150
          C3                     25 kw                   100
          C2                     50 kw                   150
          C1                    100 kw                   299
          C                     100 kw                   600

----------
*   Height Above Average Terrain

     The following table sets forth the market, call letters, FCC license classification, HAAT, power and frequency of each of the Stations owned, operated or managed by the Company, assuming the consummation of the Pending Transactions, and the date on which each Station's FCC license expires.

                                                                                                                   EXPIRATION
                                                     FCC         HAAT IN          POWER IN                         DATE OF FCC
MARKET                              STATION         CLASS        METERS           KILOWATTS      FREQUENCY           LICENSE
------                              -------         -----        -------          ---------      ---------         -----------
Lancaster/Reading                   WIOV-FM            B            212               25         105.1 mhz           8/1/98*
  Pennsylvania                      WIOV-AM            C            NA                1          1240 khz            8/1/98*
Evansville, Indiana/                WBKR-FM            C            320              100          92.5  mhz          8/1/04
 Owensboro/Henderson,               WOMI-AM            C            NA                1          1490 khz            8/1/04
  Kentucky                          WVJS-AM            B            NA                5          1420 khz            8/1/04
                                    WSTO-FM            C            303              100         96.1  mhz           8/1/04
                                    WKDQ-FM            C            300              100         99.5  mhz           8/1/04
Fort Collins/Greeley/Loveland,      KUAD-FM           C1            200              100         99.1  mhz           4/1/97*
  Colorado                          KTRR-FM           C2            150               50         102.5 mhz           8/1/05
Duluth,                             WEBC-AM            B            NA                5          560 khz             4/1/05
  Minnesota/Superior,               KKCB-FM           C1            240              100         105.1 mhz           4/1/05
  Wisconsin                         KLDJ-FM           C2            251               25         101.7 mhz           4/1/05

----------
*   Renewal applications pending

     OWNERSHIP MATTERS. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to assign, transfer, grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the "character" of the licensee and those persons holding "attributable" interests therein, compliance with the Communications Act, including the limitation on alien ownership, as well as compliance with other FCC rules and policies, including equal employment opportunity requirements. As part of the license renewal and transfer application process, notice of the filing of such application is made and third parties are provided with opportunities to file informal objections or formal petitions to deny the application. Interested parties also may seek review of the application by the full FCC and by federal courts.

     The Communications Act and FCC rules also generally restrict the common ownership, operation or control of radio broadcast stations serving the same local market, of a radio broadcast station and a television broadcast station serving the same local market, and of a radio broadcast station and a daily newspaper serving the same local market. Under these "cross-ownership" rules, absent waivers, the Company would not be permitted to acquire any daily newspaper or television broadcast station (other than low power television) in a local market where it then owned any radio broadcast station.

     In response to the Telecommunications Act, the FCC amended its multiple ownership rules to eliminate the national limits on ownership of AM and FM stations. The FCC's broadcast multiple ownership rules restrict the number of radio stations one person or entity may own, operate or control on a local level. These limits are:

          (i) in a market with 45 or more commercial radio stations, a person or entity may own, operate or control up to eight commercial radio stations, not more than five of which are in the same service (FM or AM);

          (ii) in a market with between 30 and 44 (inclusive) commercial radio stations, a person or entity may own, operate or control up to seven commercial radio stations, not more than four of which are in the same service;

          (iii) in a market with between 15 and 29 (inclusive) commercial radio stations, a person or entity may own, operate or control up to six commercial radio stations, not more than four of which are in the same service;

          (iv) in a market with 14 or fewer commercial radio stations, a person or entity may own, operate or control up to five commercial radio stations, not more than three of which are in the same service, except that a person or entity may not own, operate or control more than 50% of the radio stations in such market.

     None of these multiple ownership rules requires any change in the Company's current ownership of radio stations. However, these rules will limit the number of additional stations which the Company may acquire in the future in its markets.

     The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the "attributable," or cognizable interests held by a person or entity. A person or entity can have an attributable interest in a radio station, television station or daily newspaper by being an officer, director, partner or shareholder of a company that owns that station or newspaper. Whether that interest is cognizable under the FCC's ownership rules is determined by the FCC's attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as the "owner" of the radio station, television station or daily newspaper in question for purposes of applying the FCC's ownership rules.

     With respect to a corporation, officers and directors and persons or entities that directly or indirectly can vote 5% or more of the corporation's stock (10% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other "passive investors" that hold such stock for investment purposes only) generally are attributed with ownership of whatever radio stations, television stations and daily newspapers the corporation owns.

     With respect to a partnership, the interest of a general partner is attributable, as is the interest of any limited partner who is "materially involved" in the media-related activities of the partnership. Debt instruments, nonvoting stock, options and warrants for voting stock that have not yet been exercised, limited partnership interests where the limited partner is not "materially involved" in the media-related activities of the partnership, and minority (under 5%) voting stock, generally do not subject their holders to attribution. However, the FCC is currently reviewing its rules on attribution of broadcast interests, and it may modify its criteria. See "--Proposed Changes" below.

     Since under the doctrine of attributed ownership all of the Company's Stations are deemed to be owned by Mr. Brill, the FCC multiple ownership rules could serve to limit to some extent the ability of the Company to acquire additional broadcast stations in some markets.

     PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the "public interest." Since 1981, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a broadcast station's community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain records demonstrating such responsiveness. Complaints from listeners concerning a broadcast station's programming will be considered by the FCC when it evaluates the licensee's renewal application, but such complaints also may be filed and considered at any time.

     Broadcast stations also must pay regulatory and application fees and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification and technical operations (including limits on radio frequency radiation). In addition, FCC rules (which have been declared unconstitutional by a federal court of appeals decision which is being appealed by the FCC) require licensees to develop and implement programs designed to promote equal employment opportunities for women and minorities and submit reports to the FCC on these matters annually and in connection with a renewal application. The broadcast of contests and lotteries is regulated by FCC rules.

     Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short" (less than the maximum) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     In 1985, the FCC adopted rules regarding human exposures to levels of radio frequency radiation. These rules require applicants for new broadcast stations, renewals of broadcast licenses or modifications of existing licenses to inform the FCC at the time of filing such applications whether a new or existing broadcast facility would expose people to radio frequency radiation in excess of certain guidelines. More restrictive radiation limits became effective on October 15, 1997. The Company anticipates that such regulations will not have a material effect on its business.

     LOCAL MARKETING AGREEMENTS. Over the past five years, a number of radio stations, including certain of the Company's Stations, have entered into LMAs and TBAs. These agreements take various forms. Separately-owned and licensed radio stations may agree to function cooperatively in terms of programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each radio station maintain independent control over the programming and other operations of its own radio station. The FCC has held that such agreements do not violate the Communications Act as long as the licensee of the radio station that is being substantially programmed by another entity maintains complete responsibility for, and control over, operations of its radio station and otherwise ensures compliance with applicable FCC rules and policies and that the entity providing the programming is in compliance with the FCC local ownership rules.

     A radio station that brokers substantial time on another radio station in its market or engages in an LMA with a radio station in the same market will be considered to have an attributable ownership interest in the brokered radio station for purposes of the FCC's ownership rules, discussed above. As a result, a radio station may not enter into an LMA that allows it to program more than 15% of the broadcast time, on a weekly basis, of another local radio station that it could not own under the FCC's local multiple ownership rules. FCC rules also prohibit the broadcast licensee from simulcasting more than 25% of its programming on another radio station in the same broadcast service (i.e., AM-AM or FM-FM) where the two radio stations serve substantially the same geographic area, whether the licensee owns the radio stations or owns one and programs the other through an LMA arrangement.

     Another example of a cooperative agreement between differently owned radio stations in the same market is a JSA, whereby one radio station sells advertising time in combination, both on itself and on a radio station under separate ownership. In the past, the FCC has determined that issues of joint advertising sales should be left to antitrust enforcement. Currently, JSAs are not deemed by the FCC to be attributable for the purpose of its multiple ownership rules. However, the FCC has outstanding a notice of proposed rulemaking, which, if implemented, could require certain radio station operators to terminate any JSA it might have with a radio station with which such operator could not have an LMA.

     ANTITRUST CONSIDERATIONS. The Company is aware that the U.S. Federal Trade Commission (the "FTC") and the Antitrust Division of the U.S. Department of Justice (the "DOJ"), which evaluate transactions to determine whether those transactions should be challenged under the federal antitrust laws, have been increasingly active recently in their review of radio station acquisitions, particularly where an operator proposes to acquire additional radio stations in its existing markets.

     For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Act (the "HSR Act") and the rules promulgated thereunder require the parties to file Notification and Report Forms with the FTC and the DOJ and to observe specified waiting period requirements before consummating the acquisition. At any time before or after the consummation of a proposed acquisition, the FTC or the DOJ could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or other assets of the acquiring company. Acquisitions that are not required to be reported under the HSR Act may be investigated by the FTC or the DOJ under the antitrust laws before or after consummation. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

     As part of its increased scrutiny of radio station acquisitions, the DOJ has stated publicly that it believes that LMAs, JSAs and other similar agreements customarily entered into in connection with radio station transfers prior to the expiration of the waiting period under the HSR Act could violate the HSR Act because they may constitute acquisitions or joint ventures subject to the filing and waiting period provisions of the HSR Act.

     If the Company should grow in size, whether through acquisitions or otherwise, it will become increasingly vulnerable to scrutiny under various antitrust and similar regulatory laws administered by various federal and state authorities, laws and regulations in which considerations of absolute or relative size or market share may be relevant if not controlling. Such laws and regulations are quite complex and subject to amendment and to frequent variations in interpretation or enforcement. As a result of such increased scrutiny, the Company could experience delays, increased costs, and compelled changes in connection with future transactions. If it were to be determined that one or more of the Company or its Subsidiaries had violated or were violating one or more of such laws or regulations, in addition to liability for resulting damages, any affected entity could face potential regulatory or court-ordered divestiture of one or more properties. Any such result could have a material, adverse effect upon the Company.

     PROPOSED CHANGES. In December, 1994, the FCC initiated a proceeding to solicit comment on whether it should revise its radio and television ownership "attribution" rules by among other proposals (i) raising the basic benchmark for attributing ownership in a corporate licensee from 5% to 10% of the licensee's voting stock, (ii) increasing from 10% to 20% of the licensee's voting stock the attribution benchmark for "passive investors" in corporate licensees, (iii) restricting the availability of the attribution exemption when a single party controls more than 50% of the voting stock; and (iv) considering LMAs, JSAs, debt and non-voting stock interests to be attributable under certain circumstances. No decision has been made by the FCC in these matters. At this time, no determination can be made as to what effect, if any, this proposed rulemaking will have on the Company.

     From time to time, the Congress and the FCC have considered, and in the future may consider and adopt, new or revised laws, regulations, and policies regarding a wide variety of matters that, directly or indirectly, could affect the operation, ownership, and profitability of the Stations, result in the loss of audience share and advertising revenues for the Stations, or affect the Company's ability to acquire additional radio stations or to finance such acquisitions. Such matters include: proposals to impose spectrum use or other fees on FCC licensees; the FCC's equal employment opportunity rules and matters relating to political broadcasting; technical and frequency allocation matters; proposals to restrict or prohibit the advertising of beer, wine, and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership, and cross-ownership policies; changes to broadcast technical requirements; proposals to allow telephone or cable television companies to deliver audio and video programming to the home through existing phone lines; proposals to limit the tax deductibility of advertising expenses by advertisers; and proposals to auction the right to use the radio broadcast spectrum to the highest bidder, instead of granting FCC licenses without such bidding.

     The Company cannot predict whether any proposed changes will be adopted or what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on the Company.

     The foregoing brief description does not purport to be comprehensive and reference should be made to the Communications Act, the Telecommunications Act, the FCC's rules, and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations.

Employees

     At February 28, 1998, the Company employed approximately 468 persons full-time and 118 persons part-time. None of such employees is covered by collective bargaining agreements, and the Company considers its relations with its employees to be good. Several hundred independent contractor delivery personnel distribute the Newspapers' publications.

     The Company employs several on-air personalities with large loyal audiences in their respective markets. The loss of one of these personalities could result in a short-term loss of audience share, but the Company does not believe that any such loss would have a material adverse effect on the Company's financial condition or results of operations.

Industry Segments

     Revenues and other information for the Company's radio and newspaper business segments are provided in Note 10 of the financial statements included in this Report.

ITEM 2.  PROPERTIES

     The types of properties required to support the Stations include offices, studios, transmitter sites and antenna sites. A Station's studios are generally housed with its offices in business districts, while transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

     After  giving  effect to the Pending  Transactions,  the  Company  will own studio  facilities  in  Ephrata,  Pennsylvania;  Owensboro,  Kentucky;  Windsor,
Colorado; and Duluth, Minnesota; and own transmitter and antenna sites in Reading, Pennsylvania; Owensboro, Kentucky; and Duluth, Minnesota. The Company leases its remaining studio and office facilities, and leases certain transmitter and antenna sites. The Company does not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. The Company owns substantially  all of its other station  equipment,  consisting  principally  of transmitting antennae, transmitters, studio equipment and general office equipment.

     The Newspapers' facilities for administration, printing and distribution are leased. The Company does not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. The Company owns a late model Goss Community press line and other various modern editorial, classified, composing and camera equipment.

     No one property is material to the Company's operations. The Company believes that its properties are generally in good condition and suitable for its operations; however, it continually looks for opportunities to upgrade its properties and intends to upgrade studios, office space, and transmission facilities in certain markets.

ITEM 3.  LEGAL PROCEEDINGS

     Currently and from time to time the Company is involved in litigation incidental to the conduct of its business, but it is not a party to any lawsuit or proceeding that, in the opinion of the Company, is likely to have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The operating agreement of BMC provides that its business shall be managed by its manager, which presently is Brill Media Management, Inc. ("Media"). Media also is a Subsidiary of BMC. In lieu of an annual meeting, the current directors of Media were appointed by written consent as of February 10, 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     The common equity of BMC is comprised of membership interests (the "Membership Interests"), all of which are indirectly owned by Mr. Brill. The Company during the fiscal year ended February 28, 1998 declared and paid in cash a total of $12.2 million in dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of Brill Media Company, LLC and notes thereto included elsewhere in this document and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data (except for the other financial and operating data) of Brill Media Company, LLC (i) as of and for the year ended February 28, 1994 has been derived from schedules which primarily include information from the separate audited combined financial statements of The Broadcasting Businesses of Alan R. Brill and the separate audited consolidated financial statements of Central Michigan Newspapers, Inc., (ii) as of and for the year ended February 28, 1995 and as of February 29, 1996 have been derived from the audited combined financial statements of The Radio and Newspaper Businesses of Alan R. Brill and (iii) for the year ended February 29, 1996 and as of and for the years ended February 28, 1997 and 1998 have been derived from the audited consolidated financial statements of Brill Media Company, LLC.

                                                                        Fiscal Year Ended February 28 or 29,
                                                      ------------------------------------------------------------------------------
                                                         1998             1997             1996             1995             1994
                                                      ---------        ---------        ---------        ---------        ---------
Statement of Operations Data:                                                 (dollars in thousands)

Revenues:
     Radio                                            $  15,038        $  13,596        $  13,096        $  12,650        $  10,961
     Newspaper                                           14,529           13,440           12,217           10,537           10,499
                                                      ---------        ---------        ---------        ---------        ---------
         Total revenues                                  29,567           27,036           25,313           23,187           21,460
Operating expenses:
     Operating departments                               20,806           19,043           18,640           17,530           16,352
     Incentive plan                                        (620)             628            1,467              634              176
     Other                                                  291               86               37             --               --
     Management fees                                      2,075            1,945            1,833            1,679            1,521
     Depreciation and
        Amortization                                      1,863            1,395            1,312            1,111            1,277
                                                      ---------        ---------        ---------        ---------        ---------
         Total operating
            expenses                                     24,415           23,097           23,289           20,954           19,326
                                                      ---------        ---------        ---------        ---------        ---------
Operating income                                          5,152            3,939            2,024            2,233            2,134
Other income (expense):
Interest expense, net                                    (9,470)          (7,432)          (7,130)          (5,842)          (4,645)
Other, net                                                 (101)           1,007              (80)            (144)           3,463
                                                      ---------        ---------        ---------        ---------        ---------
         Total other income
              (expense)                                  (9,571)          (6,425)          (7,210)          (5,986)          (1,182)
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) before income taxes
     and extraordinary items                             (4,419)          (2,486)          (5,186)          (3,753)             952
Income tax provision (benefit)                              149              286              (39)              68              168
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) before
     extraordinary items                                 (4,568)          (2,772)          (5,147)          (3,821)             784
Extraordinary items (a)                                  (4,124)            --              6,915             --                245
                                                      ---------        ---------        ---------        ---------        ---------
Net income (loss)                                     $  (8,692)       $  (2,772)       $   1,768        $  (3,821)       $   1,029
                                                      =========        =========        =========        =========        =========

Other Financial and Operating
Data:
Net cash provided by (used in)
     Operating activities                             $   2,201        $    (513)       $      37        $     920        $      79
     Investing activities                               (22,387)              59           (1,167)            (120)          (3,377)
     Financing activities                                30,328             (845)           2,654             (452)           3,377
Cash dividends declared                                  12,210              520             --               --                500
Media Cashflow (b)                                       10,520            8,010            6,673            5,657            5,108
EBITDA (b)                                                7,015            5,334            3,336            3,344            3,411
Capital expenditures excluding
      acquisitions                                          959            1,269              977              974              833

Statement of Financial
     Position Data:
Cash and cash equivalents                             $  10,918        $     775        $   2,075        $     550        $     202
Working capital (deficit)                                11,374            1,014            2,398             (334)          (1,881)
Intangible and other assets                              22,012            7,855            7,411            5,171            5,242
Total assets                                             66,149           26,442           26,011           21,784           21,938
Total debt including due to
     affiliates  (c )                                   110,057           50,475           61,636           58,715           55,160
Members' deficiency                                     (47,510)         (26,610)         (38,354)         (40,123)         (36,302)


(a) The extraordinary item in fiscal 1998 reflects a $1,324,000 write-off of previously deferred financing costs along with a prepayment penalty of $2.8 million related to the early extinguishment of senior debt. In fiscal 1996, the extraordinary item reflects an adjustment of accrued interest in the amount of $7.0 million related to subordinated debt for which contingent interest had been accrued at the maximum rate but was reduced at maturity pursuant to terms of an alternative valuation formula, as defined in the agreement. The gain was offset by the write-off of certain previously deferred financing fees of $131,000.

(b) "EBITDA" is defined as operating income before depreciation and amortization expenses. "Media Cashflow" is defined as EBITDA plus management fees; incentive plan expense; time brokerage agreement fees paid; acquisition related consulting expense; and interest income from loans made by the Company to Managed Affiliates. Management fees payable to BMCLP are subordinated, to the extent provided in the senior notes'
     indenture, to the prior payment of the senior notes. Although Media Cashflow and EBITDA are not measures of performance calculated in accordance with GAAP, management believes that these measures are useful to an investor in evaluating the Company because these measures are widely used in the media industry to evaluate a media company's operating performance. However, Media Cashflow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statements prepared in accordance with GAAP as measures of liquidity or profitability. In addition, "EBITDA" and "Media Cashflow" as determined by the Company may not be comparable to related or similar measures as reported by other companies and do not represent funds available for discretionary use.

(c)  Total  debt   including  due  to  affiliates   includes  the  senior  note,
     obligations under capital leases, unsecured and subordinated obligations, performance incentive plan liabilities and debt due to affiliates.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of Brill Media Company, LLC and notes thereto included elsewhere in this document.

     Brill Media Company, LLC was organized in 1997. The Subsidiaries, all of which are wholly-owned, include various radio, newspaper and related businesses. The Stations own and operate FM and AM radio stations in Pennsylvania, Colorado, Indiana/Kentucky, Minnesota/Wisconsin, and Missouri. The Newspapers own and operate integrated newspaper publishing, printing and print advertising distribution operations, providing total-market print advertising coverage throughout a thirty-one-county area in central and north-central portions of the lower peninsula of Michigan. The historical financial statements of Brill Media Company, LLC included elsewhere in this Report include the financial position and results of operations on a consolidated basis.

     The Stations' revenues are derived primarily from advertising revenues. In general, each Station receives revenues for advertising sold for placement within the Station's programming. Advertising is sold in time increments and is priced primarily based on a Station's program's popularity within the demographic group an advertiser desires to reach, as well as quality of service provided to the customer, creativity in marketing the client's products and services, the personal relationship between the Station's account executive and the client, and the client's view of the popularity of the Station among its target customer base. In addition, advertising rates are affected by the number of advertisers competing for available time, the size and demographic make-up of the markets served by the Stations and the availability of alternative advertising media in the market area. Rates are highest during the most desirable listening hours, with corresponding reductions during other hours.

     During the year ended February 28, 1998, over 90% of the Stations' revenues were generated from local advertising, which is sold primarily by a Station's sales staff. The remainder of the advertising revenues represents national advertising and network compensation payments. In addition to any commissions paid to its sales staff, the Stations generally pay commissions to advertising agencies on local and national advertising and to sales representation firms on national advertising. The advertising revenues of a Station generally are highest in the second and fourth calendar quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. During the year ended February 28, 1998, no single customer in any of the Stations' markets provided more than 2% of the Company's revenues.

     In the broadcasting industry, radio stations often utilize trade (or barter) agreements to exchange advertising time for goods or services (such as other media advertising, travel or lodging), in lieu of cash. In order to preserve most of its on-air inventory for cash advertising, the Company generally enters into trade agreements only if the goods or services bartered to the Company will be used in the Company's business. The Company has minimized its use of trade agreements and has sold over 90% of its radio advertising time for cash for the year ended February 28, 1998. In addition, it is the Company's general policy not to pre-empt radio advertising spots paid for in cash with radio advertising spots paid for in trade.

     Each Station's financial results depend on a number of factors, including the general strength of the local and national economies, population growth, the ability to provide popular programming, local market and regional competition, the relative efficiency of radio broadcasting compared to other advertising media, signal strength, development of competitive technologies and government regulation and policies.

     The Newspapers' revenues are derived primarily from advertising and subscription revenues and to a lesser extent, from printing and print distribution revenues. In general, newspaper publications receive revenue for advertising sold to reach readership within its geographical distribution area and its customers' marketing areas. The combined coverage and timing of the numerous weekly publications and the daily publications provide the Newspapers with flexibility and efficiencies to create a competitive advantage in attracting advertisers. As an inducement to its customers, the Newspapers offer advertisers more efficient buys when they purchase ad placement in multiple publications. The Newspapers have a widely diversified customer base, and for the year ended February 28, 1998, no single customer of the Newspapers represented more than 2% of the Company's revenues. The Newspapers' financial results are dependent on a number of factors, particularly those that impact local retail sales, including the general strength of the local and national economies, population growth, local and regional market competition and the perceived relative efficiency of newspapers compared to other advertising media.

     The following table sets forth the percentage of revenues generated by the Company's Stations and Newspapers.


                                       YEARS ENDED FEBRUARY 28 OR 29,
                             --------------------------------------------------

REVENUES                     1994        1995       1996       1997       1998
--------                     ----        ----       ----       ----       ----

Stations                       51%        55%        52%        50%        51%

Newspapers                     49         45         48         50         49
                              ---        ---        ---        ---        ---

                              100        100        100        100        100
                              ===        ===        ===        ===        ===

     The primary operating expenses incurred in the ownership and operation of the Stations include employee salaries and commissions, programming, advertising and promotion expenses.

For the Newspapers the primary operating expenses are employee salaries and commissions, newsprint and delivery charges. Newsprint represents the Newspapers' single largest raw material expense, the cost of which is cyclical and may vary widely from period to period. The Company also incurs and will continue to incur significant depreciation and amortization expense as a result of completed and future acquisitions of radio stations and newspapers as well as interest expense due to existing borrowings and future borrowings. The consolidated financial statements of Brill Media Company, LLC tend not to be directly comparable from period to period due to the Company's acquisition and disposition activity.

Income Taxes

     The taxable income or loss of the Company's "S" corporation and limited liability company subsidiaries for federal income tax purposes is passed through to Mr. Brill. Accordingly, the financial statements include no provision for federal income taxes of the Company's "S" corporation or limited liability company subsidiaries. Certain of the Company's subsidiaries are "C" corporations. The "C" corporations are in loss carryforward positions at February 28, 1998 for income tax purposes. As a result of net operating loss carryforwards and temporary differences, the Company has net deferred tax assets at February 28, 1998 and 1997 of $7,831,991 and $6,022,103, respectively and has established equivalent valuation allowances.

Impact of Year 2000

     The Company has developed a plan to modify its information technology to recognize the year 2000 and has identified critical data processing systems that will be upgraded or replaced with new systems. However, it is not possible to estimate the extent of year 2000 deficiencies in all of the Company's systems, the costs to the Company of correcting such deficiencies and the time frame in which any required corrections will be made. In addition, numerous uncertainties relating to such matters exist, including the ability to locate, test and correct or replace relevant computer codes in software and embedded microprocessors, the availability and cost of personnel trained in this area, if required, and the extent to which third parties will be able to timely correct year 2000 problems which originate with such third parties, but which impact the Company's operations. Given such uncertainties, there can be no assurances that year 2000- related deficiencies and required corrective measures will not have a material adverse effect on the Company's business, financial conditions or results of operations.

Results of Operations

Year Ended February 28, 1998 Compared to Year Ended February 28, 1997

     Revenues for the year ended February 28, 1998 were $29.5 million; a $2.5 million or 9.4% increase from $27.0 million for the year ended February 28, 1997. The Stations' revenues were $15.0 million; a 10.6% increase from $13.6 million for the year ended February 28, 1997. Newspapers' revenues were $14.5 million; an 8.1% increase from $13.4 million for the year ended February 28, 1997. The $1.4 million or 10.6% increase in Stations' revenue was due to continuing operations growth, the further development of the Colorado and Minnesota Stations, and additional time brokerage agreement fees, offset by lost revenue due to the operations of the Missouri Stations being operated by the prospective buyers pursuant to TBAs effective November 1, 1997. The Newspapers' revenue increase of $1.1 million or 8.1% was due to fiscal 1998 third and fourth quarter acquisitions of eleven weekly shoppers, a printing business and two print distribution operations and the acquisition of a weekly shopper in the second quarter of fiscal 1997.

     Operating expenses for the year ended February 28, 1998 were $24.4 million, an increase of $1.3 million or 5.7% from $23.1 million for the year ended February 28, 1997. The Stations' operating expenses increased due to the development of the Colorado and Minnesota Stations and expansion in the Indiana/Kentucky market. Newspapers' operating expenses decreased slightly due to decreases in incentive plan expense and operating departments from existing operations, offset by increases related to current and prior year acquisitions.

     Operating income for the year ended February 28, 1998 was $5.1 million, an increase of $1.2 million or 30.8% from $3.9 million for the year ended February 28, 1997. This increase was due primarily to increased operating revenues and decreased charges for incentive plan expense as noted previously.

     Other income (expense) for the year ended February 28, 1998 was $9.6 million of net expense, an increase of $3.2 million or 49% over $6.4 million for the year ended February 28, 1997. The increase is due to increased net interest expense and deferred financing cost amortization of $2.1 million in fiscal 1998 and a $1.1 million gain on the sale of the Fargo/Moorhead stations in the year ended February 28, 1997. The increase of net interest expense in fiscal 1998 is due to additional borrowings for acquisitions offset by $1.8 million of managed affiliate interest income.

     The extraordinary item in fiscal 1998 totaled $4.1 million and reflected the costs related to the early extinguishment of debt which included a $1.3 million write-off of previously deferred financing costs and a $2.8 million prepayment premium.

Year Ended February 28, 1997 Compared to Year Ended February 29, 1996

     Revenues for the year ended February 28, 1997 were $27.0 million; a $1.7 million or 6.8% increase from $25.3 million for the year ended February 29, 1996. The Stations' revenues were $13.6 million; a 3.8% increase from $13.1 million for the year ended February 29, 1996. Newspapers' revenues were $13.4 million; a 10% increase from $12.2 million for the year ended February 29, 1996. The $0.5 million or 3.8% increase in Stations' revenue was due to continuing operations growth and further improvement of the Stations in Missouri, Minnesota and Colorado, offset by lost revenue from the sale of the Fargo/Moorhead stations. The Newspapers' revenue increase of $1.2 million or 10% was due to continuing operations growth and from the fiscal 1997 acquisition of a weekly shopper.

     Operating expenses for the year ended February 28, 1997 were $23.1 million, a decrease of $0.2 million or 0.8% from $23.3 million for the year ended February 29, 1996. The Stations' operating expenses decreased due to a reduction in incentive plan expense. Increased operating expenses from new Stations in Missouri, Minnesota and Colorado were offset by the reduction of expenses due to the sale of the Fargo/Moorhead radio stations. Newspapers' operating expenses increased due to the fiscal 1997 shopper acquisition.

     Operating income for the year ended February 28, 1997 was $3.9 million, an increase of $1.9 million or 94.6% from $2.0 million for the year ended February 29, 1996. This increase was due primarily to increased operating revenues and decreased charges for incentive plan expense as noted previously.

     Other income (expense) for the year ended February 28, 1997 was $6.4 million of net expense, a decrease of $0.8 million or 11% from $7.2 million for the year ended February 28, 1996. The $0.8 million decrease is due to increased net interest expense of $0.3 million offset by the $1.1 million gain from the sale of the Fargo/Moorhead radio stations.

     The extraordinary item in fiscal 1996 reflects an adjustment of accrued interest in the amount of $7.0 million related to subordinated debt for which contingent interest had been accrued at the maximum rate but was reduced at maturity pursuant to terms of an alternative valuation formula, as defined in the agreement. The gain was partially offset by the write-off of previously deferred financing fees of $131,000.

Liquidity and Capital Resources

     The Company's primary liquidity needs are to fund capital expenditures, provide working capital, meet debt service requirements and make acquisitions. The Company's principal sources of liquidity are expected to be cashflow from operations, cash on hand, additional debt financings and consummation of the sale of the Missouri Properties.

     Generally, the Company's operating expenses are paid before its advertising revenues are collected. As a result, working capital requirements have increased as the Company has grown and will likely increase in the future.

     Net cash provided by (used in) operating activities was $2,201,000, ($513,000) and $37,000 for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively. The increase in cash provided by operating activities in fiscal 1998 from fiscal 1997 is attributable to decreased payments for management fees and interest. The decrease in cash provided from operating activities in fiscal 1997 over fiscal 1996 resulted primarily from increased payments for management fees and interest.

     Net cash provided by (used in) investing activities was ($22,387,000), $59,000 and ($1,167,000) for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively. The cash used in investing activities for fiscal 1998 is primarily attributable to the loans to managed affiliates and the acquisitions of newspapers. The cash generated in fiscal 1997 compared to the cash used in fiscal 1996 is due to the $1.9 million of proceeds on the sale of radio stations in fiscal 1997 offset by increased capital expenditures and loans to managed affiliates.

     Net cash provided by (used in) financing activities was $30,328,000, ($845,000) and $2,654,000 for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively. The increase in cash provided in fiscal 1998 is attributable primarily to the net increase in long term borrowings offset by the payment of deferred financing costs and dividends. For fiscal 1997 as compared to fiscal 1996, the net cash used in financing activities resulted from the larger receipt of capital contributions which was more than offset by payment of long-term debt, associated financing costs and dividends.

     EBITDA  was  $7,015,000,  $5,334,000  and  $3,336,000  for the years  ended
February 28, 1998, February 28, 1997 and February 29, 1996, respectively. EBITDA is defined as operating income before depreciation and amortization expenses. Media Cash Flow was $10,520,000, $8,010,000 and $6,673,000 for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively. Media Cash Flow is defined as EBITDA plus management fees, incentive plan expense, time brokerage agreement fees, acquisition related consulting expense and interest income from loans made by the Company to Managed Affiliates. Although EBITDA and Media Cash Flow are not measures of performance calculated in accordance with GAAP, management believes that these measures are useful in evaluating the Company and are widely used in the media industry to evaluate a media company's performance. However, EBITDA and Media Cash Flow should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statements prepared in accordance with GAAP as measures of liquidity or profitability. In addition, EBITDA and Media Cash Flow as determined by the Company may not be comparable to related or similar measures as reported by other companies and do not represent funds available for discretionary use.

     The Company has loaned approximately $17.3 million (of which $1.0 million was loaned in June of 1998) to Managed Affiliates and received in return therefor notes (the "Managed Affiliate Notes") which are unsecured, mature on January 1, 2001 and bear interest at a rate of 12% per annum. The proceeds of such loans were used by the Managed Affiliates to purchase property, equipment, and intangibles and to provide working capital for operations. It is anticipated that similar relationships may be initiated with other affiliates in the future. The aggregate amount of Managed Affiliate Notes may not exceed $20 million unless the Company first obtains a written opinion of an independent investment bank of nationally recognized standing that such transaction is fair to the Company from a financial point of view.

     As of February 28, 1998, the Company had approximately $110 million of long-term obligations, including the Company's 12% Senior Notes due 2007 (the "Senior Notes") and Appreciation Notes due 2007 (collectively, the "Securities"). The Senior Notes will bear cash interest of 7 1/2% per annum from the date of original issuance until December 15, 1999, and at a rate of 12% per annum from and including December 15, 1999 until maturity. The Appreciation Notes are non-interest bearing through June 15, 1999. The Company expects to redeem the Appreciation Notes on June 15, 1999. If such redemption is not made, additional interest expense will be accrued on a prospective basis, based on the repurchase options as defined in Note 7 of the consolidated financial statements. The Company's ability to pay interest on the Securities when due and to satisfy its other obligations depends upon its future growth through acquisitions and operating performance, and will be affected by financial, business, market, technological, competitive and other conditions, developments, pressures, and factors, many of which are beyond the control of the Company. The Company is highly leveraged, and many of its competitors are believed to operate with much less leverage and to have significantly greater operating and financial flexibility and resources.

     Historically, the Company has achieved significant growth through acquisitions. In order for the Company to achieve needed future growth in revenues and earnings and to replace the revenues and earnings of properties that may be sold by one or more of the Subsidiaries from time to time, additional acquisitions may be necessary. Meeting this need for acquisitions will depend upon several factors, including the continued availability of suitable financing. There can be no assurance that the Company can or will successfully acquire and integrate future operations. In connection with future acquisition opportunities, the Company, or one or more of its Subsidiaries, may need to incur additional indebtedness or issue additional equity or debt instruments. There can be no assurance that debt or equity financing for such acquisitions will be available on acceptable terms, or that the Company will be able to identify or consummate any new acquisitions.

     In the past, depreciation, amortization, and interest charges have contributed significantly to net losses incurred by the Company, and it is expected that such net losses will continue in the future. On a combined basis, the Company and its predecessors reported a net loss in three of their last five fiscal years. In the fiscal year ended February 28, 1998, the Company reported a net loss of $8.7 million. While the Company expects that the Subsidiaries' cashflow will improve, the Company nonetheless expects that the Subsidiaries will continue to incur substantial net losses. There can be no assurance that the Company will not continue to generate net losses in the future.

     In addition to its debt service obligations, the Company will require liquidity for capital expenditures and working capital needs. Capital expenditures in fiscal 1998 were $0.96 million of which $0.59 million related to Station operations and $0.37 related to Newspaper operations. The Company anticipates that capital expenditures in fiscal 1999 will approximate $0.9 million for existing properties.

     The indenture under which the Notes were issued (the "Indenture") limits the Company's ability to incur additional indebtedness. In addition to certain other permitted indebtedness, the Indenture permits the Company to incur indebtedness under revolving credit facilities. Limitations in the Indenture on the Company's ability to incur additional indebtedness, together with the highly leveraged nature of the Company, could limit operating activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

     The Company believes that its cash on hand and cashflow from operations will be sufficient to enable the Company to meet all of its cash operating requirements for the next twelve months.

Seasonality

     Seasonal revenue fluctuations are common in the newspaper and radio broadcasting industries, caused by localized fluctuations in advertising expenditures. Accordingly, the Stations' and Newspapers' quarterly operating results have fluctuated in the past and will fluctuate in the future as a result of various factors, including seasonal demands of retailers and the timing and size of advertising purchases. Generally, in each calendar year the lowest level of advertising revenues occurs in the first quarter and the highest levels occur in the second and fourth quarters.

Inflation

     The Company believes that inflation affects its business no more than it generally affects other similar businesses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

     The Company is not required to disclose information regarding market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            Brill Media Company, LLC
                          (A Limited Liability Company)

                        Consolidated Financial Statements

                        Years ended February 28, 1998 and
                           1997, and February 29, 1996






                                    Contents

Report of Independent Auditors .............................................  32


Consolidated Financial Statements

Consolidated Statements of Financial Position ..............................  33
Consolidated Statements of Operations and Members' Deficiency ..............  34
Consolidated Statements of Cash Flows ......................................  35
Notes to Consolidated Financial Statements .................................  37

                         Report of Independent Auditors


The Members of Brill Media Company, LLC

We have audited the accompanying consolidated statements of financial position of Brill Media Company, LLC as of February 28, 1998 and 1997, and the related consolidated statements of operations and members' deficiency and cash flows for each of the three years in the period ended February 28, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brill Media Company, LLC at February 28, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                               Ernst & Young LLP

Chicago, Illinois
April 30, 1998,
except for Note 11, as which the date is June 15, 1998

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                  Consolidated Statements of Financial Position

                                                                              February 28
                                                                          1998             1997
                                                                     ------------------------------
Assets
Current assets:
   Cash and cash equivalents                                         $  10,917,613    $     775,363
   Accounts receivable, net of allowance for doubtful accounts in
     1998 - $174,685 and 1997 - $112,192                                 3,544,246        3,165,668
   Interest receivable on notes from managed affiliates                    324,357            3,606
   Inventories                                                             628,711          323,483
   Other current assets                                                    567,632          208,598
                                                                     ------------------------------
Total current assets                                                    15,982,559        4,476,718

Notes receivable from managed affiliates                                16,315,747          408,401

Property and equipment                                                  20,713,615       16,398,115
Less:  Accumulated depreciation                                          8,874,995        7,831,300
                                                                     ------------------------------
Net property and equipment                                              11,838,620        8,566,815

Goodwill and FCC licenses, net of accumulated amortization in 1998
   - $1,891,192 and 1997 - $1,779,785                                   12,056,591        5,407,598
Covenants not to compete, net of accumulated amortization in 1998
   - $696,973 and 1997 - $236,706                                        3,884,427          284,414
Other assets, net                                                        6,071,047        2,162,643
                                                                     ------------------------------
                                                                        22,012,065        7,854,655
Due from affiliates, net                                                      --          5,135,648
                                                                     ------------------------------
                                                                     $  66,148,991    $  26,442,237
                                                                     ==============================

Liabilities and members' deficiency
Current liabilities:
   Short-term note                                                   $        --      $     500,000
   Amounts payable to affiliates                                           724,587          378,637
   Accounts payable                                                        745,210          701,826
   Accrued payroll and related expenses                                    595,762          399,131
   Accrued interest                                                      1,341,390          372,394
   Other accrued expenses                                                  195,378          224,794
   Current maturities of long-term obligations                           1,005,875          882,439
                                                                     ------------------------------
Total current liabilities                                                4,608,202        3,459,221

Long-term notes and other obligations                                  109,050,787       49,592,989
Members' deficiency                                                    (47,509,998)     (26,609,973)
                                                                     ------------------------------
                                                                     $  66,148,991    $  26,442,237
                                                                     ==============================

See accompanying notes

                            Brill Media Company, LLC
                          (A Limited Liability Company)

          Consolidated Statements of Operations and Members' Deficiency

                                                                               Year ended
                                                 Year ended February 28        February 29
                                                   1998           1997            1996
                                              --------------------------------------------
Revenues                                      $ 29,566,647    $ 27,036,215    $ 25,312,931

Operating expenses:
   Operating departments                        20,805,920      19,042,885      18,639,701
   Incentive plan                                 (620,000)        627,966       1,467,034
   Management fees                               2,074,834       1,944,699       1,832,703
   Time brokerage agreement fees, net               48,000         (54,500)           --
   Consulting                                      242,992         140,992          37,493
   Depreciation                                  1,086,846       1,025,543         995,414
   Amortization                                    776,064         369,484         316,558
                                              --------------------------------------------
                                                24,414,656      23,097,069      23,288,903
                                              --------------------------------------------
Operating income                                 5,151,991       3,939,146       2,024,028

Other income (expense):
   Interest - managed affiliates                 1,759,329          16,653            --
   Interest - affiliates, net                      165,167         230,256        (293,956)
   Interest - other, net                       (10,683,620)     (7,190,504)     (6,338,941)
   Amortization of deferred financing costs       (710,893)       (488,712)       (497,198)
   Gain (loss) on sale of assets, net               (6,909)      1,076,181           3,780
   Other, net                                      (93,853)        (68,689)        (84,067)
                                              --------------------------------------------
                                                (9,570,779)     (6,424,815)     (7,210,382)
                                              --------------------------------------------
Loss before income taxes and
   extraordinary items                          (4,418,788)     (2,485,669)     (5,186,354)
Income tax provision (benefit)                     148,868         286,504         (38,869)
                                              --------------------------------------------
Loss before extraordinary items                 (4,567,656)     (2,772,173)     (5,147,485)
Extraordinary items                             (4,124,209)           --         6,915,435
                                              --------------------------------------------
Net income (loss)                               (8,691,865)     (2,772,173)      1,767,950
Members' deficiency, beginning of year         (26,609,973)    (38,354,467)    (40,122,517)
Capital contributions                                1,840      15,036,667             100
Dividends                                      (12,210,000)       (520,000)           --
                                              --------------------------------------------
Members' deficiency, end of year              $(47,509,998)   $(26,609,973)   $(38,354,467)
                                              ============================================


See accompanying notes.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                      Consolidated Statements of Cash Flows


                                                                                        Year ended
                                                          Year ended February 28        February 29
                                                           1998            1997            1996
                                                      --------------------------------------------
Operating activities
Net income (loss)                                     $ (8,691,865)   $ (2,772,173)   $  1,767,950
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
     Depreciation and amortization                       1,862,910       1,395,027       1,311,972
     Amortization of deferred financing costs and
       original issue discount                           1,502,729         488,712         313,481
     Management fees accrual                               670,833        (620,451)        293,806
     Affiliate interest accrual                            (24,444)          1,842         463,594
     Additional interest accrual                         2,874,964       1,817,674       2,215,159
     Incentive plan accrual                               (620,000)        627,966       1,467,034
     (Gain) loss on sale of assets, net                      6,909      (1,076,181)         (3,780)
     Extraordinary items                                 4,124,209            --        (6,915,435)
     Changes in operating assets and liabilities:
         Accounts receivable                              (238,368)       (135,593)       (251,820)
         Other current assets                             (371,229)        109,418        (192,561)
         Accounts payable                                  (22,866)       (440,686)       (480,039)
         Other accrued expenses                          1,126,733          91,521          47,805
                                                      --------------------------------------------
Net cash provided by (used in) operating activities      2,200,515        (512,924)         37,166

Investing activities
Insurance proceeds on destroyed assets                        --           244,293            --
Purchase of property and equipment                        (959,409)     (1,268,847)       (976,938)
Purchase of newspapers, net of cash acquired            (6,574,233)        (17,222)           --
Purchase of radio stations                                    --              --           (55,000)
Proceeds from sale of radio station                           --         1,917,544            --
Proceeds from sale of assets                                30,915          44,003          13,280
Loans to managed affiliates                            (15,907,346)       (408,401)           --
Payment for noncompetition agreement                    (3,000,000)           --              --
Increase in other assets                                  (134,059)       (452,554)       (147,904)
Decrease in amounts due from affiliates                  4,157,453            --              --
                                                      --------------------------------------------
Net cash provided by (used in) investing activities    (22,386,679)         58,816      (1,166,562)

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                Consolidated Statements of Cash Flows (continued)

                                                                                            Year ended
                                                           Year ended February 28          February 29
                                                            1998             1997             1996
                                                       -----------------------------------------------
Financing activities
Increase (decrease) in amounts due to affiliates       $     353,944    $     (79,309)   $      32,254
Payment of deferred financing costs and other             (8,902,305)        (491,168)      (1,616,923)
Principal payments on long-term obligations              (70,890,441)        (742,698)     (36,241,465)
Proceeds from long-term borrowings                       122,475,376          142,697       40,479,877
Payment of short-term obligation                            (500,000)            --               --
Capital contributions                                          1,840          845,210              100
Dividends                                                (12,210,000)        (520,000)            --
                                                       -----------------------------------------------
Net cash provided by (used in) financing activities       30,328,414         (845,268)       2,653,843
                                                       -----------------------------------------------
Net increase (decrease) in cash and cash equivalents      10,142,250       (1,299,376)       1,524,447
Cash and cash equivalents at beginning of year               775,363        2,074,739          550,292
                                                       -----------------------------------------------
Cash and cash equivalents at end of year               $  10,917,613    $     775,363    $   2,074,739
                                                       ===============================================

Supplemental disclosures of cash flow information:
     Interest paid                                     $   5,977,788    $   6,116,898    $   4,161,993
     Income taxes paid                                       157,432          216,046          118,131

See accompanying notes.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                   Notes to Consolidated Financial Statements

          Years ended February 28, 1998 and 1997 and February 29, 1996


1.  Basis of Presentation and Business

Basis of Presentation

The consolidated financial statements include the accounts of Brill Media Company, LLC (BMC) and its subsidiaries, all of which are wholly owned (collectively the Company). BMC's members are directly owned by Alan R. Brill (Mr. Brill). All intercompany balances and transactions have been eliminated in consolidation.

Effective December 30, 1997, various radio and newspaper businesses owned by Mr. Brill were contributed, at historical cost, to a newly formed limited liability company, BMC Holdings, LLC (Holdings), a wholly owned subsidiary of BMC. BMC and Holdings were formed in 1997 with minimal capital contributions and had no operations prior to the contribution of the radio and newspaper businesses. This reorganization of entities under common control has been presented in these consolidated financial statements similar to a pooling of interest. Accordingly, all prior periods have been restated to reflect the reorganization.

BMC was organized as a limited liability company under the laws of the state of Virginia and has a term of 50 years.

Business

The Company is a diversified media enterprise that acquires, develops, manages, and operates radio stations, newspapers and related businesses in middle markets. The Company presently owns or operates twelve radio stations serving five markets located in Pennsylvania, Kentucky/Indiana, Colorado, Minnesota/Wisconsin, and Missouri (collectively referred to herein as Radio), and additionally, manages three radio stations located in the Kentucky/Indiana market that are owned by affiliates of the Company - see Note 9. The Company operates integrated newspaper publishing, printing and print advertising distribution operations, providing total-market print advertising coverage throughout a thirty-one-county area in the central and north-central portions of the lower peninsula of Michigan (collectively referred to herein as News). These operations offer a two-edition daily newspaper, twenty-two weekly publications, two web offset printing operations for newspaper publications and outside customers, and three private distribution companies.

2.  Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories

Inventories, consisting primarily of newsprint, are stated at the lower of cost (first in, first out) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided under the straight-line method over the estimated useful lives of the various assets as follows:

              Buildings and improvements             10 to 40 years
              Towers and antennae                    13 to 20 years
              Machinery and equipment                 3 to 20 years
              Broadcast equipment                     3 to 13 years
              Furniture and fixtures                  3 to 10 years

Intangible Assets

Goodwill and FCC licenses are being amortized as required by generally accepted accounting principles. Amortization is calculated on the straight-line basis over a period of 40 years.

Covenants not to compete are being amortized on the straight-line basis over the agreements' terms of five to six years.

Deferred financing costs and favorable leasehold rights are being amortized on the straight-line basis over the terms of the underlying debt (10 years) or leases (3-20 years).

Long-Lived Assets

The Company annually considers whether indicators of impairment of long-lived assets held for use (including intangibles) are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows is less than their carrying amounts. The Company recognizes any impairment loss based on the excess of the carrying amount of the assets over their fair value. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of February 28, 1998. From this evaluation, the Company determined that there were no indications of impairment and as such, no impairment loss has been recognized for the year ended February 28, 1998.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising

Advertising costs are expensed as incurred and totaled $1,089,331, $838,534, and $801,356, for the years ended February 28, 1998, 1997 and February 29, 1996, respectively.

Revenue Recognition

The Company recognizes revenue when an ad is aired by Radio or a publication is distributed by News. Radio also receives fees under time brokerage agreements, which are recognized based on a stated amount per month.

Recently Issued Accounting Standards

In June 1997,  the  Financial  Accounting  Standards  Board  issued SFAS No. 131
"Disclosure about Segments of an Enterprise and Related Information" which requires companies to report financial and descriptive information about their operating segments based on a management approach. The Company is required to adopt SFAS No. 131 in fiscal 1999.

In April 1998, the AcSEC issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP), which requires all start-up costs to be expensed as incurred. Companies will be required to write-off previously capitalized start-up or organization costs upon adoption of the SOP. The Company is required to adopt the SOP in fiscal 2000.

The Company does not expect SFAS No. 131 or the SOP to have a material effect on its financial statements.

Reclassifications

Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform to the 1998 presentation.

3.  Acquisitions and Dispositions

During the year ended February 29, 1996, the Company acquired two radio stations, located in Missouri and Minnesota for cash of $55,000 and $1,069,500 in notes payable to the sellers. The Company also secured a covenant not to compete from one of the prior owners for $300,000 discounted at 11% to $165,290 for financial statement purposes.

On July 9, 1996, the Company acquired the common stock of Clinton Distribution, Inc., which owned and operated a weekly newspaper located in Michigan and paid cash of $50,000 and entered into a note payable with the seller of $340,704. The Company also entered into a covenant not to compete with the seller for $200,000, discounted at 12% to $127,430 for financial statement purposes.

In February, 1996, the Company entered into a contract to sell all operating assets of its radio stations located in Fargo, North Dakota, and Moorhead, Minnesota, for $2,000,000 in cash. The pretax gain was approximately $1,065,000, net of related expenses. The Company further contracted to lease the programming of the radio stations to the buyer under a time brokerage agreement (TBA) beginning March 1, 1996, for $15,000 per month, until transfer of the FCC license on August 13, 1996. Accordingly, other than pursuant to the TBA, no broadcast revenue or operating expenses were recorded for these stations subsequent to February 29, 1996.

On June 27, 1996, the Company executed a TBA effective August 5, 1996, to operate a radio station located in Loveland, Colorado. The TBA also gives the Company an option to purchase the station. In connection with this option, the Company made a nonrefundable payment of $200,000 to the owner of the station in fiscal 1997. In May 1997, the Company exercised its option to purchase the station for an additional $1,800,000 and paid $100,000 into escrow. The purchase price includes the initial $200,000 payment, $550,000 in cash payable at closing, to which the escrow deposit of $100,000 may be applied, and a note payable to the seller in the amount of $1,250,000. The Company will also enter into a five-year, $500,000 covenant not to compete.

On July 25, 1997, the Company paid $3,000,000 for a noncompetition agreement among the Company, one of the managed affiliates (see Note 9), and the former owner of the related radio stations.

On October 24, 1997, the Company entered into contracts to sell the operating assets of its Missouri radio stations (collectively, the Missouri Properties), for a net cash price of $7,419,000, plus assumed liabilities of $256,000. The expected pretax gain will be approximately $5 million, net of related expenses, which will be recognized upon transfer of the FCC licenses. The Company further contracted to lease the programming of the combined radio stations to the buyer under a TBA beginning November 1, 1997, for $50,000 per month, until transfer of the FCC licenses is complete. Accordingly, other than pursuant to the TBA, no broadcast revenue or operating expenses were recorded for the Missouri Properties subsequent to October 31, 1997. Applications for transfer of the broadcast licenses of the Missouri Properties have been filed with the FCC by the buyers. A local market competitor has objected to the transfer of the licenses and on December 12, 1997, filed with the FCC a Petition to Deny the license transfers and to terminate the TBA. No action has been taken on the Petition to Deny by the FCC. The Attorney General of the State of Missouri on January 9, 1998 filed a civil investigative demand on the Company to provide documents in order to consider whether the proposed transaction would violate federal or Missouri antitrust laws. The Company has complied with the demand and no further action has been taken with the State. The Company believes that, even if the Petition to Deny were granted, the consequences to the Company would not be material.

During the year ended February 28, 1998, the Company acquired eleven weekly shopping guide publications, a printing business and two print distribution operations reaching approximately 164,000 households in the north-central portion of the lower peninsula of Michigan (the 1998 News acquisitions) for an aggregate purchase price of $10,305,757. The Company paid cash in the aggregate of $6,574,233 and entered into notes payable with the sellers totaling
$4,350,000 of which  $3,650,000  has been  discounted  at 12% to $3,031,524  for financial statement purposes. The Company also secured covenants not to compete from the various sellers, totaling $1,904,000, discounted at 20% to $1,115,528 for financial statement purposes. Two weekly shopping guide publications and one print distribution operation were acquired on October 1, 1997 and nine weekly shopping guide publications, the printing business and one distribution operation were acquired on February 23, 1998.

The purchase price for the 1998 News acquisitions has been allocated as follows:


        Property and equipment                       $  3,300,000
        Intangibles                                     6,713,082
        Inventory                                         251,634
        Other assets, net of current liabilities           41,041
                                                     ------------
                                                     $ 10,305,757
                                                     ============

The above acquisitions have been accounted for as purchases, and the financial statements include the results of operations from the acquisition dates.

The following table represents unaudited pro forma financial information which presents the Company's consolidated results of operations for the years ended February 28, 1998 and 1997 as if the acquisitions and dispositions noted above and related financings (see Note 7) occurred March 1, 1996.

                                  1998              1997
                               -----------------------------

        Revenues               $36,442,947       $34,035,512
        Operating income         6,123,253         4,984,863
        Net loss                 6,778,182         8,371,880

The pro forma information does not purport to be indicative of results that actually would have occurred had the acquisitions, dispositions and related financings been made on the date indicated or of results which may occur in the future.

4.  Property and Equipment

Property and equipment consists of the following at February 28, 1998 and 1997:

                                              1998              1997
                                          ----------------------------

        Land                               $  611,304       $  646,647
        Buildings and improvements          3,156,680        2,594,508
        Towers and antennae                 2,193,671        1,962,264
        Machinery and equipment             6,717,037        4,162,151
        Broadcast equipment                 4,243,808        4,106,725
        Furniture and fixtures              3,291,115        2,425,820
        Construction in progress              500,000          500,000
                                          ----------------------------
                                          $20,713,615      $16,398,115
                                          ============================

Property and equipment includes the following assets under capital leases at February 28, 1998:

Buildings and improvements                     $   828,337
Towers and antennae                                700,000
Machinery and equipment                            262,991
Broadcast equipment                                508,514
Furniture and fixtures                             246,115
                                               -----------
                                                $2,545,957
                                               ===========
5.  Income Taxes

The taxable income or loss of the Company's "S" corporation or limited liability company subsidiaries for federal income tax purposes is ultimately passed through to Mr. Brill. Accordingly, the financial statements include no provision for federal income taxes of the Company's "S" corporation or limited liability company subsidiaries. Certain of the Company's subsidiaries are "C" corporations. The Company calculates its current and deferred income tax provisions for the "C" corporations using the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

At February 28, 1998, the "C" corporations had net operating loss carryforwards of approximately $17.6 million for federal income tax purposes which expire in fiscal years 1999 through 2013.

As a result of net operating loss carryforwards and temporary differences, the Company has net deferred tax assets and has established a valuation allowance at February 28, 1998 and 1997, as follows:
                                                         1998           1997
                                                     --------------------------
Gross deferred tax assets:
   Incentive plan expense                            $ 1,416,417    $ 1,685,877
   Net operating loss carryforwards                    7,048,013      5,281,599
   Other                                                 415,028        313,814
                                                     --------------------------
                                                       8,879,458      7,281,290
Gross deferred tax liabilities:
   Deferred gain on replacement assets                  (943,306)    (1,154,401)
   Other                                                (104,161)      (104,786)
                                                      -------------------------
                                                      (1,047,467)    (1,259,187)
                                                      -------------------------
Net deferred tax asset                                 7,831,991      6,022,103
Valuation allowance                                   (7,831,991)    (6,022,103)
                                                      -------------------------
Net deferred tax asset recognized in the balance
   sheet                                              $       --    $        --
                                                      =========================

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the provision (benefit) for income taxes are as follows:

                                                                      Year ended
                                         Year ended February 28      February 29
                                          1998           1997           1996
                                       -----------------------------------------

Current federal tax                    $  22,954      $  80,000       $    --
Current state tax                        125,914        206,504         (38,869)
                                       ----------------------------------------
                                       $ 148,868      $ 286,504       $ (38,869)
                                       ========================================

The provision (benefit) for income taxes for the "C" corporations differs from the amount of income tax benefit computed by applying the United States federal income tax rate to loss before income taxes and extraordinary items. A reconciliation of the differences is as follows:

                                                                                  Year ended
                                                      Year ended February 28     February 29
                                                       1998           1997           1996
                                                   ------------------------------------------
"C" corporations income tax benefit at statutory
   federal tax rate                                $(1,584,605)   $  (870,606)   $(1,838,365)
Increase (decrease) resulting from:
   State income taxes, net of federal benefit         (208,356)       (17,343)      (350,071)
   Change in valuation allowance                     1,864,242      1,024,242      2,162,782
   Other, net                                           77,587        150,211        (13,215)
                                                   -----------------------------------------
Income tax provision (benefit)                     $   148,868    $   286,504    $   (38,869)
                                                   =========================================

6.  Other Assets

Other assets consist of the following at February 28, 1998 and 1997:

                                                        1998             1997
                                                     ---------------------------

Deferred financing costs                             $5,581,835       $2,105,218
Favorable leasehold rights                              384,728          384,728
Other                                                   691,072          923,437
                                                     ---------------------------
                                                      6,657,635        3,413,383
Less:  Accumulated amortization                         586,588        1,250,740
                                                     ---------------------------
                                                     $6,071,047       $2,162,643
                                                     ===========================

7.  Long-Term Notes and Other Obligations

Long-term obligations consist of the following at February 28, 1998 and 1997:

                                                                           1998          1997
                                                                      ---------------------------
Senior unsecured notes (net of unamortized discount of
   $9,817,227), interest only payable semi-annually                    $95,182,773   $       --
Senior note, interest at 17 1/2%                                              --       41,824,718
Senior secured  seller  notes,  payable in  quarterly  installments of $127,648 including  interest at stated rate of 7% with final
   installment of $1,895,638 due February 2004                           3,031,524           --
Senior secured seller notes, payable monthly                               801,191        872,929
Mortgage notes, payable monthly                                          1,143,912      1,297,055
Capital leases, payable monthly                                            782,802        959,000
Subordinated secured seller notes, payable monthly                       1,533,578        945,286
Appreciation notes, unsecured and subordinated, (net of unamortized
   discount of $581,383)                                                 2,418,617           --
Unsecured noncompetition agreements, net of imputed interest,
   payable through 2004                                                  1,115,528           --
Unsecured notes, payable monthly                                           511,737        421,440
Performance incentive plans                                              3,535,000      4,155,000
                                                                      ---------------------------
                                                                       110,056,662     50,475,428
Less:  Current maturities                                                1,005,875        882,439
                                                                      ---------------------------
                                                                      $109,050,787   $ 49,592,989
                                                                      ===========================

On December 30, 1997, the Company issued $105,000,000 of 12% senior notes (the Senior Notes) and $3,000,000 of appreciation notes (the Appreciation Notes), both due in 2007. The Company received net proceeds of approximately $96.8 million. The proceeds were used, in part, to pay off the Company's existing senior note of $70 million plus accrued interest of $1.9 million and a prepayment penalty of $2.8 million. The Company also wrote off previously deferred financing costs of $1,324,209 related to the senior note. This expense, plus the prepayment penalty, has been reflected as an extraordinary loss on the early extinguishment of debt in the accompanying 1998 statement of operations and members' deficiency.

The Senior Notes bear cash interest, payable semiannually, at a rate of 7 1/2% through December 15, 1999, and at 12% after such date until maturity. The Senior Notes were issued at a discount of approximately $10,539,000, which is being amortized to yield an effective interest rate of 12.2% over the term of the Senior Notes. The Senior Notes are not redeemable by the Company prior to December 15, 2002 except in the event of an initial public offering. After such date, the Senior Notes are redeemable, at the Company's option, at the following redemption prices (expressed in percentages of principal amount), if redeemed during the 12 month period commencing on December 15th of the years set forth below, plus accrued and unpaid interest:

         Period                              Redemption Price
         ------------------------------------------------------
         2002                                      106%
         2003                                      104%
         2004                                      102%
         2005 and thereafter                       100%

In addition, the Senior Notes are redeemable at the Company's option upon an initial public offering of the Company's capital stock with proceeds of at least $25 million. In such event, the Company may redeem up to 25% of the aggregate principal amount of the Senior Notes at 112% of the Accreted Value, as defined, prior to December 15, 1999, and at 112% of the principal amount subsequent to December 15, 1999, provided the principal amount outstanding after such redemption is at least $79 million.

Upon the occurrence of a change in control, as defined, each holder of the Senior Notes has the right to require the Company to purchase all or any part of such holder's notes, in the case of a repurchase date prior to December 15, 1999, at a purchase price in cash equal to 101% of the Accreted Value and for any repurchase date on or after December 15, 1999, at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

The Appreciation Notes are non-interest bearing but were discounted at 17% for financial reporting purposes resulting in an original issue discount of approximately $651,000. This original issue discount is being amortized to yield an effective interest rate of 17% through June 15, 1999, based on management's expectation that the Company will redeem, subject to certain defined limitations, the Appreciation Notes on such date.

The Appreciation Notes entitle the holder to a cash payment, at maturity, equal to the principal amount plus the amount by which the specified percentage, as defined, of the value, as defined, of the Company at maturity, exceeds the principal amount. The specified percentage is approximately 5% and the value of the Company is equal to 12 times media cash flow, as defined, for the most recent four fiscal quarters plus the cash and cash equivalents less the aggregate amount of indebtedness, as defined, of the Company and its subsidiaries. If an initial public offering has not occurred, the Company may redeem the Appreciation Notes at the following dates and amounts.

         June 15 of                                 Amount
         ------------------------------------------------------

             1999                               $  3,000,000
             2000                                  8,300,000
             2001                                 12,800,000
             2002                                 18,000,000
             2003                                 24,000,000
             2004                                 31,000,000
             2005                                 39,000,000
             2006                                 48,000,000
             2007                                 58,000,000

Upon the occurrence of an initial public offering, sale of the Company or liquidation of the Company, each holder of the Appreciation Notes has the right to require the Company to redeem all or any part of such holder's notes at the relevant Specified Event Purchase Price, as defined. In addition, if an initial public offering has not occurred on or before a date set forth below, the holders may require the Company to redeem its Appreciation

Notes, in whole or in part, on such date at a price equal to their pro rata percentage, of the amount set forth below opposite such date (which amount, in each case, represents payment in full of all principal and interest thereon):

              Date                                 Amount
         ---------------------------------------------------

         June 30, 2003                           $24,300,000
         June 30, 2004                            20,000,000
         June 30, 2005                            13,000,000

Should the Company not redeem the Appreciation Notes on June 15, 1999, as expected by management, additional interest expense will be accrued on a prospective basis, based on the optional and mandatory repurchase options defined above.


The Senior Notes are senior unsecured obligations of the Company and the Appreciation Notes are unsecured subordinated obligations of the Company. The Senior Notes and Appreciation Notes are unconditionally guaranteed, fully, jointly, and severally, by each of the Company's subsidiaries (the Guarantors) all of which are wholly owned. BMC is a holding company and has no operations, assets, or cash flows separate from its investments in its subsidiaries. Accordingly, separate financial statements and other disclosures concerning the Guarantors have not been presented because management has determined that they would not be material to investors.

The Senior Notes restrict the Company from the following in excess of defined limitations: incurring additional indebtedness; making restricted payments to subsidiaries; creating or permitting any liens to exist; making distributions from restricted subsidiaries; selling assets and subsidiary stock; transactions with affiliates; completing sale/leaseback transactions; designating unrestricted subsidiaries; establishing future note guarantors, engaging in other than permitted business activities; and completing mergers and acquisitions.

The Company's senior secured seller notes and mortgage notes are secured by the respective property for which the loan was initiated, and are effectively senior in right of payment to the Senior Notes.

During fiscal year 1998 and 1997, the Company entered into new capital leases totaling approximately $109,000 and $347,000 respectively. The present value of obligations under capital leases at February 28, 1998, includes $478,541 in amounts due to affiliates of the Company.

The Company has performance incentive plans with certain executives. Such plans accumulate value based on certain defined performance factors. The executives were vested to the extent of $3,535,000 and $4,155,000, as of February 28, 1998 and 1997, respectively, which was recorded as a long-term obligation. Payments under the terms of the plans would commence only upon the death, disability, retirement, or termination of employment of an executive, and can be made at the discretion of the Company in amounts and on terms no less favorable to the executive than quarterly payments of 2.5% of the vested amount.

In fiscal 1996, the Company paid $3,250,000 to a subordinated note holder. This payment reflected the original principal only, and $7,046,813 of contingent interest which had been accrued at the maximum rate was reduced at maturity pursuant to the terms of an alternative valuation formula, as defined in the agreement. The Company also wrote off certain previously deferred financing costs at the time of the refinancing totaling $131,378. The net gain of $6,915,435 related to these transactions has been reflected as an extraordinary item in the accompanying 1996 statement of operations and members' deficiency.

Aggregate maturities of long-term obligations during the next five years are as follows:

           Fiscal Year                   Amount
           -------------------------------------------

           1999                           $1,005,875
           2000                            1,081,910
           2001                            1,160,023
           2002                              908,607
           2003                              837,919

The estimated fair market value of the Company's Senior Notes and Appreciation Notes was approximately $99,225,000 at February 28, 1998, based on the average trading price at that date. The fair market value of the Company's remaining long-term debt approximates its carrying value.

8.  Commitments

The Company leases certain land, buildings, and equipment. Rent expense for fiscal years 1998, 1997, and 1996 was $278,592, $247,328, and $210,998,
respectively. Future minimum lease payments under operating leases that have initial or remaining noncancelable terms in excess of one year as of February 28, 1998, are as follows:

            Fiscal Year                      Amount
            ---------------------------------------

            1999                           $166,022
            2000                             70,388
            2001                             27,813
            2002                             20,192
            2003                             20,452
            Thereafter                       76,148

9.  Transactions With Affiliates

Brill Media Company, LP (BMCLP), owned indirectly by Mr. Brill, is a group executive management operation which provides supervisory activities and certain corporate-wide administrative services to the Company. BMCLP earns a fee, paid monthly as permitted, based on a percentage of revenue under standard contractual arrangements. The Company incurred management fees to BMCLP in fiscal years 1998, 1997, and 1996 of approximately $2,075,000, $1,945,000 and
$1,833,000, respectively. The payment of management fees is subordinated to the payment of the Company's obligations under the Senior Notes.

The Company has management agreements and loans with affiliates, owned by Mr. Brill, which operate radio stations in the same markets as the Company. In accordance with the management agreements, the managed affiliates pay fixed management fees plus a variable fee based on performance, as defined. The Company earned $240,000 and $40,000 in fiscal years 1998 and 1997, respectively, in management fees from these managed affiliates.

At February 28, 1998 and 1997, notes receivable from managed affiliates totaled $16,315,747 and $408,401 plus accrued interest of $324,357 and $3,606, respectively. In connection with the Company's issuance of the Senior Notes and Appreciation Notes - see Note 7, the Company refinanced the outstanding 17.5% notes receivable from managed affiliates. The current notes receivable bear interest at 12%, payable semi-annually. Principal and any outstanding accrued interest is due in January 2001. The Senior Notes indenture generally limits the Company to $20 million of outstanding loans to managed affiliates.

At February 28, 1997, due from affiliates included notes receivable from Mr. Brill totaling $3,966,194, plus accrued interest of $84,244, affiliate notes receivable of $1,886,909 plus accrued interest of $28,840, and $40,000 for management fees from the managed affiliates, net of accrued management fees payable of $144,153, operating payables due to affiliates of $226,386, and a $500,000 demand note payable which bears interest at prime plus 1% (effectively, 9.25% at February 28, 1997). At February 28, 1997, amounts payable to affiliates include notes payable of $374,779, plus accrued interest of $3,858.

At February 28, 1998, amounts payable to affiliates include accrued management fees of $184,346 and other operating payables of $40,241 and a $500,000 demand note payable which bears interest at prime plus 1% (effectively, 9.5% at February 28, 1998).


An affiliate of the Company has exercised its option to acquire a facility that is currently partially occupied by the Company. The Company will effect a lease with and has advanced to this affiliate $500,000 for the Company's share of the "build out" costs to renovate and occupy additional space in this facility to consolidate certain of its operations. Additionally, another affiliate of the Company acquired a building that upon completion of its build out will be leased to and occupied by the Company. Each of the leases will be at prevailing market rental rates.


During the year ended February 28, 1997, the Company received capital contributions of $15,036,667, of which $14,191,457 were outstanding affiliate receivables owed to BMCLP by the Company and were offset by Company payables to BMCLP.

10.  Business Segments

The Company has been engaged in two principal businesses: operation of AM and FM radio stations (Radio) and publication of daily and weekly newspapers and shoppers (News).

Information  for the years ended  February  28, 1998 and 1997,  and February 29,
1996, regarding the Company's major business segments is presented in the following table:

                                          Radio           News          Total
                                       -----------------------------------------
Revenues:
   1998                                $15,038,174    $14,528,473    $29,566,647
   1997                                 13,595,820     13,440,395     27,036,215
   1996                                 13,095,663     12,217,268     25,312,931
Operating income:
   1998                                  1,743,993      3,407,998      5,151,991
   1997                                  1,897,712      2,041,434      3,939,146
   1996                                    883,897      1,140,131      2,024,028
Identifiable assets:
   1998                                 35,740,717     30,408,274     66,148,991
   1997                                 11,074,545     15,367,692     26,442,237
   1996                                 14,499,338     11,511,203     26,010,541
Depreciation and amortization expense:
   1998                                  1,271,684        591,226      1,862,910
   1997                                    917,438        477,589      1,395,027
   1996                                    807,917        504,055      1,311,972
Capital expenditures:
   1998                                    590,527        368,882        959,409
   1997                                    336,952        931,895      1,268,847
   1996                                    819,440        157,498        976,938

11.  Subsequent Event

On June 15, 1998, the Company made additional loans to managed affiliates totaling $1,000,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not made any changes in, nor has it had any disagreements with its accountants on, accounting and financial disclosure.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors of Media are elected annually by its sole shareholder, BMC. Executive officers of Media are elected by, and serve at the pleasure of, Media's board of directors. The following table sets forth certain information with regard to Media's principal executive officers and directors as of June 30, 1998:

    NAME                AGE                    POSITION
    ----                ---                    --------

Alan R. Brill           55     Director, President, Chief Executive Officer and
                               Treasurer
Robert M. Leich         55     Director
Philip C. Fisher        59     Director
Clifton E. Forrest      49     Director, Vice President (Newspapers), and
                               Assistant Secretary
Charles W. Laughlin     69     Director
Alan L. Beck            46     Vice President (Radio)
Donald C. TenBarge      40     Vice President, Chief Financial Officer,
                               Secretary and Assistant Treasurer

     Information concerning the experience and affiliations of the directors and executive officers of Media is as set forth below.

     ALAN R. BRILL, DIRECTOR, PRESIDENT, CHIEF EXECUTIVE OFFICER AND TREASURER. Mr. Brill founded the Company's predecessor beginning in 1981 and has worked in the media industry for 24 years. Prior to starting the Company, after Peace Corps service in Ecuador, Mr. Brill joined Arthur Young & Co. in New York City where he practiced as a CPA with a diversified clientele. In 1972, he joined a new, publicly-traded real estate investment trust in Atlanta as a senior financial and administrative executive. The trust was involved in short and long-term real estate loans, primarily to proprietary hospitals. In 1973, he was recruited by Worrell Newspapers, Inc., a large, privately-owned newspaper group headquartered in Charlottesville, Virginia, as its chief financial officer and named to the company's Board of Directors. As a senior executive in the company, Mr. Brill was involved in or responsible for all the company's numerous acquisitions and financings, had a role in most significant operating matters and built a small television group for the company. Soon after the founder transferred his ownership interest to his son and withdrew from the business, Mr. Brill left Worrell to form the Company's predecessor in 1981. Mr. Brill earned a B.A. in economics and mathematics from DePauw University and an M.B.A. from Harvard Business School. Mr. Brill is a Certified Public Accountant.

     ROBERT M. LEICH, DIRECTOR. Mr. Leich is President of Diversified Healthcare, Inc., successor to Charles Leich & Co., one of the country's largest independent drug distributors. He is a director of Old National Bank, Evansville, Indiana and of the National Wholesale Druggists Association. He has served on the board of numerous civic and business organizations. Mr. Leich graduated from Yale University and received his M.B.A. degree from Indiana University at Bloomington.

     PHILIP C. FISHER, DIRECTOR. Dr. Fisher is Dean of Business, University of Southern Indiana and has published extensively on the case study method for entrepreneurial businesses. He has held numerous civic and business posts, including the board of the Evansville Chamber of Commerce and the executive committee of the Indiana Council for Economic Education. He received his undergraduate degree from Wayne State College, an M.B.A. from the University of South Dakota, and a Ph.D. from the Graduate School of Business of Stanford University.

     CLIFTON E. FORREST, DIRECTOR, VICE PRESIDENT (NEWSPAPERS) AND ASSISTANT SECRETARY. Mr. Forrest joined the Company's predecessors in 1981 as publisher of CMN. In 1987, he moved to Evansville to become a senior officer of BMCLP. His responsibilities consist of managing the publishing, printing and distribution areas and overseeing employee benefit plans, risk management programs, personnel issues, and certain other matters. Mr. Forrest has 33 years of industry experience including 10 years at Worrell Newspapers, Inc. where he served in various roles publishing daily and weekly newspapers in five different states. Mr. Forrest earned a B.A. degree with an emphasis in journalism, marketing, advertising and industrial sociology from Wichita State University.

     CHARLES W. LAUGHLIN, DIRECTOR. Mr. Laughlin is a lawyer and presently of counsel to Thompson & McMullan, P.C., a law firm in Richmond, Virginia. Mr. Laughlin received his undergraduate degree from the College of William & Mary and his J.D. from the University of Virginia. After completing a clerkship with the United States Court of Appeals for the Fourth Circuit, he has practiced law in Richmond, Virginia since 1956 and has served as counsel to the Company since its inception.

     ALAN L. BECK, VICE PRESIDENT (RADIO). Mr. Beck joined the Company's predecessor in 1985 as President/General Manager of the Pennsylvania Stations. After two years, he moved to the BMCLP where he became Vice President-Radio Group Operations. Currently, his major responsibilities include supervising the Stations and promotional companies through the general managers, and acting as a resource for other operations. Mr. Beck has 22 years of experience in all facets of the radio and television industries. Mr. Beck earned a B.A. degree in marketing from Southern Illinois University.

     DONALD C. TENBARGE, VICE PRESIDENT, CHIEF FINANCIAL OFFICER, SECRETARY AND ASSISTANT TREASURER. Mr. TenBarge joined BMCLP in 1988. He is responsible for the financial management and reporting of all operations and companies. In addition to managing the information systems, Mr. TenBarge also participates in financing activities and acquisitions. Prior to joining BMCLP, Mr. TenBarge was a manager in a regional CPA firm where he spent nine years engaged in many aspects of audit, tax, systems, and financial planning. Mr. TenBarge earned a B.S. in Accounting from the University of Evansville and is a Certified Public Accountant.

     The Company's businesses depend to a significant extent upon the efforts, abilities, and expertise of Messrs. Brill, TenBarge, Beck, and Forrest. The loss of any of these executives of BMCLP potentially would have an adverse effect on the Company. Neither BMCLP nor the Company has any long-term employment contract with Mr. Brill or any other executive officer. Mr. Brill has procured key man insurance on his life in the face amount of $5.0 million for the Company's benefit.

     To the full extent permitted by applicable Virginia law, Media is obligated to indemnify its officers and directors for liabilities and expenses incurred by them because of their status as officers or directors of Media.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company to Mr. Brill, as its President, Chief Executive Officer and Treasurer, in all capacities during the periods indicated. The Company did not pay any of its executive officers salary and bonus in excess of $100,000 in fiscal 1998.

SUMMARY COMPENSATION TABLE

                                                                         ANNUAL COMPENSATION
                                                        -----------------------------------------------------
                                                                               OTHER ANNUAL       ALL OTHER
                                                        SALARY      BONUS      COMPENSATION      COMPENSATION
NAME AND PRINCIPAL POSITION                 YEAR           $          $             $                 $
---------------------------                 ----        ------      -----      ------------      ------------
Alan R. Brill...........................    1998           0          0             0                 0
  President, Chief Executive Officer,
  Treasurer and Director(1)

----------
(1) Mr. Brill received no compensation from the Company, and the other executive officers of the Company received no significant compensation from the Company. All such persons also serve as officers of, and receive compensation from, BMCLP. BMCLP provides management services to the Company and also to affiliated and unaffiliated entities other than the Company pursuant to administrative management agreements. During fiscal 1996, fiscal 1997 and fiscal 1998, BMCLP earned approximately $1.8 million, $1.9 million and $2.1 million, respectively, for such services to the Company. See "Certain Relationships and Related Transactions."

Options/SAR Grants in Fiscal 1998

         The following table sets forth certain information with respect to option grants made to Mr. Brill for the fiscal year ended February 28, 1998.

                                                                                                      POTENTIAL
                                                                                                     REALIZABLE
                                                    PERCENT OF                                    VALUE AT ASSUMED
                                NUMBER OF              TOTAL                                      ANNUAL RATES OF
                               SECURITIES          OPTIONS/SARS                                     STOCK PRICE
                               UNDERLYING           GRANTED TO          EXERCISE                  APPRECIATION FOR
                              OPTIONS/ SARS        EMPLOYEES IN           PRICE     EXPIRATION      OPTION TERM
NAME                             GRANTED            FISCAL YEAR          ($/SH)        DATE         5%       10%
----                             -------            -----------          ------        ----         --       ---
Alan R. Brill............           0                   N/A                N/A          N/A         $0        $0    $
                                                                                                                    0

          AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1998 AND 1998
                        FISCAL YEAR-END OPTION/SAR VALUES

                                                                   NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                               SHARES                             UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS/
                             ACQUIRED ON                          OPTIONS/SARS AT FISCAL        SARS AT FISCAL YEAR-
                               EXERCISE           VALUE           YEAR-END, EXERCISABLE/          END, EXERCISABLE/
NAME                           (#)(1)         REALIZED ($)           UNEXERCISABLE (#)               UNEXERCISABLE
----                           ------         ------------           -----------------               -------------
Alan R. Brill..........           0                $0                       0                             $0

     The Company made no grants to Mr. Brill of options or stock appreciation rights, and Mr. Brill did not exercise any stock or appreciation rights, in the fiscal year ended February 28, 1998. Mr. Brill held no options or SARs of the Company as of February 28, 1998.

Incentive Plan Agreements and Compensation of Directors

     The Company has entered into performance incentive plan agreements (the "Plans") with Clifton E. Forrest with respect to the Newspapers business and Alan L. Beck with respect to the Stations' business (the "Executives") in their capacities as executives of the Company. The Plans accumulate increments annually based on certain defined performance criteria. As of February 28, 1998, vested interests of the Executives in the Plans totaled $1,500,000 for Mr. Forrest, and $1,535,000 for Mr. Beck. Payments under the Plans will commence only upon fulfillment of certain contingencies, including the Executive's death, disability, retirement, or employment termination and can be paid, at the Company's option, in amounts not to exceed quarterly payments of 2.5% of the Executive's vested amount. The Company also participates in a defined contribution profit sharing plan to which all Company employees may make voluntary contributions.

     In the year ended February 28, 1998, Thompson & McMullan, P.C. (to which Mr. Laughlin is of counsel) received approximately $389,000 in fees from the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     Mr. Brill is the ultimate owner of all of the equity of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since their organization or acquisition, each Subsidiary or affiliate owner of a Newspaper or Station has paid management fees to Brill Media Company, L.P. ("BMCLP") pursuant to management agreements (the "Administrative Management Agreements"). BMCLP is a limited partnership whose limited partners are Alan R. Brill and Northwest Radio, Inc., an affiliate owned indirectly by Mr. Brill, and whose general partner is Brill Media Company, Inc., also an affiliate of the
Company also owned by Mr. Brill. Acting pursuant to such Administrative Management Agreements, BMCLP is responsible for and provides to the Stations and Newspapers long-range strategic planning, management support and oversight, establishment of primary policies and procedures, resource allocation, accounting and auditing, regulatory and legal compliance and support, license renewals and the evaluation of potential acquisitions. In addition, executives of BMCLP visit the Company's Stations and Newspapers on a frequent basis to review performance, to assist local management with programming, production, sales, and recruiting efforts, to develop, implement, and verify overall Station and Newspaper operating and marketing strategies, and, most importantly, to remain aware of developments in each market. The executives of BMCLP are the same persons that are executives of BMC (see "Directors and Executive Officers of the Registrant"), for which they presently receive no compensation from the Company.

     Pursuant to such Administrative Management Agreements, BMCLP earns an annual fee, paid monthly as permitted, equal to ten percent of each Station's net cash revenues and five percent of each of the Newspapers' net cash revenues. Non-operating Subsidiaries and affiliates pay a nominal flat fee for any such service received. For the years ended February 28, 1998, February 28, 1997 and February 29, 1996 the aggregate amount of such Administrative Management Agreement fees charged to Subsidiaries was approximately $2.1 million, $1.9 million and $1.8 million, respectively.

     Pursuant to reimbursement agreements, from time to time third-party services or products (such as insurance coverage) may be provided to one or more of the Company, its Subsidiaries, or their affiliates, in which case such costs are reimbursed on a ratable basis to the provider, which may be BMCLP, the Company, or another Subsidiary or affiliate.

     From time to time one or more of the Subsidiaries may provide management services to a Managed Affiliate on an agreed fee basis for services rendered. Such fees generally consist of a nominal fixed fee plus a variable additional fee based upon the Managed Affiliate's performance. One of the Company's Subsidiaries, Tri-State Broadcasting, Inc.

("Tri-State") has entered into such agreements (the "Tri-State Agreements") with two Managed Affiliates, TSB III, LLC, the owner and operator of Stations WSTO-FM and WVJS-AM licensed to Owensboro, Kentucky and TSB IV, LLC, the owner and operator of Station WKDQ-FM, licensed to Henderson, Kentucky, each an entity wholly owned indirectly by Mr. Brill. Pursuant to the Tri-State Agreements, Tri-State will receive from each of the Managed Affiliates a monthly fee of $10,000 and an additional annual fee based upon such Managed Affiliate's financial performance. The Company charged the Managed Affiliates $240,000 for the year ended February 28, 1998, for such services.

     During the year ended February 28, 1998, the Company declared and paid in cash $12.2 million in dividends.

     On a temporary basis, at a present cost of approximately $70,000 per year, a Subsidiary, Central Michigan Newspapers, Inc. ("CAN"), presently leases space from the current owner of a facility that will be owned by CMR Investments, L.P. ("CMR") a limited partnership affiliate of the Company (in which BMCLP's and the Company's executives, Messrs. Brill, Forrest, and Beck each has an interest as a limited partner) after closing of the purchase of such property by CMR. CAN has advanced to CMR the sum of $500,000 (a portion of the insurance proceeds resulting from a fire loss at CAN's prior production facilities) for CAN's share of the "build out" costs of new quarters that CAN will lease from CMR and will occupy after CMR has acquired and renovated the property. After renovation is complete, CMR and CAN will effect the long-term lease for occupancy of the improved property for use as the Newspapers' main office and production facility, all at a cost no greater than that required for comparable space elsewhere in that market, if available, and CAN will be relieved of its present several facility commitments.

     DRI, LLC, an affiliate owned indirectly by Mr. Brill, recently acquired title to a building in Duluth, Minnesota (the "Duluth Building"). It is anticipated that DRI, LLC will enter into a lease on market rental terms with the Subsidiary Northland Broadcasting, LLC for use of a portion of the Duluth Building as a studio facility for the Duluth, Minnesota/Superior, Wisconsin Stations.

     From time to time various Company Subsidiaries and affiliates have entered into loan transactions between themselves, which transactions are duly recorded in the appropriate Company books and records and the annual effects of which are fully reflected in the Company's financial statements.

     The Company has loaned approximately $17.3 million (of which $1.0 million was loaned in June of 1998) to Managed Affiliates and received in return therefor Managed Affiliate Notes which are unsecured, mature on January 1, 2001 and bear interest at a rate of 12% per annum. The proceeds of such loans were used by the Managed Affiliates to purchase property, equipment, and intangibles and to provide working capital for operations. Total interest income earned by the Company on these loans totalled $1,759,000 for the year ended February 28, 1998. It is anticipated that similar relationships may be initiated with other affiliates in the future. No transaction may cause the aggregate principal amount of Managed Affiliate Notes then outstanding to exceed $20.0 million unless: (i) the Board of Directors, including a majority of the disinterested members of the Board, determines that the terms of the transaction are no less favorable than those that could be obtained at the time of such transaction in arms-length dealings with a person who is not an "Affiliate";
(ii) the Company obtains a written opinion of an independent investment bank of nationally recognized standing that the transaction is fair to the Company from a financial point of view; and (iii) the Company at the time of the transaction is able to make a "Restricted Payment" (as such terms are defined in the Indenture) in an amount equal to such excess amount.

     BMCLP will provide management services to certain of the Subsidiaries and may provide such services to other affiliates. Mr. Brill owns and controls, directly or indirectly, all of such entities, which also may enter into other contractual relationships from time to time. Such relationships may present a conflict between Mr. Brill's interests, as the ultimate owner of all parties to such relationships, and the interest of the holders of the Securities.

     The Company is subject to provisions of Virginia law that restrict transactions between the Company and its directors and officers, but the Company does not additionally have a conflicts policy.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(A)(1) CONSOLIDATED FINANCIAL STATEMENTS

       The following consolidated financial statements of the Company are attached hereto:

       Report of Independent Auditors

       Consolidated  Statements  of Financial  Position at February 28, 1998 and
1997

       Consolidated Statements of Operations and Members' Deficiency for the Years Ended February 28, 1998 and 1997 and February 29, 1996

       Consolidated Statements of Cash Flows for the Years Ended February 28, 1998 and 1997 and February 29, 1996

       Notes to Consolidated Financial Statements

(A)(2) FINANCIAL STATEMENT SCHEDULES

       The following financial statement schedule is set forth herein:

       Schedule II - Valuation and Qualifying Accounts and Reserves

       All other statements and schedules have been omitted because they are not required under related instructions, are inapplicable or are immaterial, or the information is shown in the consolidated financial statements of the Company or the notes thereto.

                            Brill Media Company, LLC
          Schedule II - Valuation and Qualifying Accounts and Reserves

                                                                                              Deductions -
                                                          Balance at         Charged to         Amounts
                                                         Beginning of        Costs and       Written Off Net    Balance at End
                   Description                              Period            Expenses         Recoveries         of Period
                   -----------                              ------            --------         ----------         ---------
Year ended February 28, 1998:
         Allowance for doubtful accounts                   $ 112,192         $ 402,803         $(340,310)         $ 174,685

Year ended February 28, 1997
         Allowance for doubtful accounts                     184,902           289,363          (362,073)           112,192

Year ended February 29, 1996
         Allowance for doubtful accounts                      90,261           292,305          (197,664)           184,902

(A)(3) EXHIBITS:

(A)(4) REPORTS ON FORM 8-K

       The Company on May 11, 1998 filed a report on Form 8-K to report, in Items 2 and 7 thereof, the acquisition of certain newspaper publishing, printing and distribution assets in northern Michigan. The report included the following financial statements as exhibits thereto:

(a) Financial Statements of Business Acquired - Star Publications, Inc., Central Printing Corporation and Advertiser's Postal Service Corporation

       (1)    Independent Auditor's Report

       (2)    Combined Balance Sheet as of December 31, 1997

       (3) Combined Statement of Income and Retained Earnings for the year ended December 31, 1997

       (4)    Combined  Statement of Cash Flows for the year ended  December 31,
              1997

       (5)    Notes to Combined Financial Statements

(b)    Pro Forma Financial Information of Brill Media Company, LLC

       (1) Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended February 28, 1997 and nine months ended November 30, 1997.

       (2) Notes to Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended February 28, 1997 and nine months ended November 30, 1997.

       (3) Unaudited Pro Forma Condensed Combined Statement of Operations for the nine months ended November 30, 1997

       (4) Notes to Unaudited Pro Forma Condensed Combined Statement of Operations for the nine months ended November 30, 1997

       (5) Unaudited Pro Forma Condensed Combined Balance Sheet as of November 30, 1997

       (6) Notes to Unaudited Pro Forma Condensed Combined Balance Sheet as of November 30, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Brill Media Company, LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BRILL MEDIA COMPANY, LLC

                                           By: BRILL MEDIA MANAGEMENT, INC.,
                                               Manager


June 30, 1998                              By /s/ Alan R. Brill
                                              ----------------------------------
                                                      Alan R. Brill
                                                DIRECTOR, PRESIDENT, CHIEF
                                              EXECUTIVE OFFICER AND TREASURER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Brill Media Management, Inc., as Manager of Brill Media Company, LLC, and in the capacities and on the dates indicated.

    DATE                             SIGNATURE                                   TITLE
    ----                             ---------                                   -----
June 30, 1998              /s/ Alan R. Brill              Director, President, Chief Executive Officer and
                         ----------------------------     Treasurer (Principal Executive Officer)
                               Alan R. Brill

June 30, 1998            /s/ Donald C. TenBarge           Vice President, Chief Financial Officer, Secretary and
                         ----------------------------     Assistant Treasurer (Principal Financial and Accounting
                             Donald C. TenBarge           Officer)

June 30, 1998             /s/ Robert M. Leich             Director
                         ----------------------------
                              Robert M. Leich

June 30, 1998              /s/ Philip C. Fisher           Director
                         ----------------------------
                               Philip C. Fisher

June 30, 1998             /s/ Clifton E. Forrest          Director, Vice President, and Assistant Secretary
                         ----------------------------
                              Clifton E. Forrest

June 30, 1998            /s/ Charles W. Laughlin          Director
                         ----------------------------
                             Charles W. Laughlin

                                  EXHIBIT INDEX




   EXHIBIT
    NUMBER                           DESCRIPTION OF EXHIBIT


2(a) Assets Purchase Agreement dated February 23, 1998 by and among Upper Michigan Newspapers, LLC, Star Publications, Inc., Gordon G. (as trustee), Daniel F. Walsh (as trustee), James R. Glasser, David Baragrey and Mike Adams (incorporated by reference to Exhibit 2(a) to the Current Report on Form 8-K of Brill Media Company, LLC dated February 23, 1998 (the "Company's Current Report on Form 8-K"))

2(b) Assets Purchase Agreement dated February 23, 1998 by and among Advertisers P.S., LLC, Advertiser's Postal Service Corp., Gordon G. Everett (as trustee), Daniel F. Walsh (as trustee), James R. Glasser, August A. Tranquilla, Clara Tranquilla, Douglas C. Johnson, Sherry L. Johnson, Mike Adams and Ken Bradstreet (incorporated by reference to Exhibit 2(b) to the Company's Current Report on Form 8-K)

2(c) Assets Purchase Agreement dated February 23, 1998 by and among Central Printing Service, LLC, Central Printing Corporation, Gordon
            G. Everett (as trustee), Daniel F. Walsh (as trustee), James R. Glasser, August A. Tranquilla, Clara Tranquilla, William L. Ezo, Jeffery Bodette, Frank E. Noverr, Paul Gunderson, Douglas C. Johnson and Sherry L. Johnson (incorporated by reference to Exhibit 2(c) to the Company's Current Report on Form 8-K)

3(i)(a) Articles of Organization of Brill Media Company, LLC (incorporated by reference to Exhibit 3(i)(a) to the Registration Statement on Form S-4 of Brill Media Company, LLC and Brill Media Managment, Inc. (No. 333- 44177)(the "Company's Registration Statement on Form S-4"))

3(i)(b)     Articles  of   Incorporation   of  Brill  Media   Management,   Inc.
            (incorporated by reference to Exhibit 3(i)(b) to the Company's Registration Statement on Form S-4)

3(i)(c) Articles of Organization of BMC Holdings, LLC (incorporated by reference to Exhibit 3(i)(c) to the Company's Registration Statement on Form S-4)

3(i)(d) Articles of Incorporation of Reading Radio, Inc. (incorporated by reference to Exhibit 3(i)(d) to the Company's Registration Statement on Form S-4)

3(i)(e)     Articles  of   Incorporation   of   Tri-State   Broadcasting,   Inc.
            (incorporated by reference to Exhibit 3(i)(e) to the Company's Registration Statement on Form S-4)

3(i)(f)     Articles  of   Incorporation  of  Northern   Colorado  Radio,   Inc.
            (incorporated by reference to Exhibit 3(i)(f) to the Company's Registration Statement on Form S-4)

3(i)(g) Articles of Incorporation of NCR II, Inc. (incorporated by reference to Exhibit 3(i)(g) to the Company's Registration Statement on Form S-4)

3(i)(h) Articles of Incorporation of Central Missouri Broadcasting, Inc. (incorporated by reference to Exhibit 3(i)(h) to the Company's Registration Statement on Form S-4)

3(i)(i) Articles of Incorporation of CMB II, Inc. (incorporated by reference to Exhibit 3(i)(i) to the Company's Registration Statement on Form S-4)

3(i)(j)     Articles   of   Organization   of   Northland   Broadcasting,    LLC
            (incorporated by reference to Exhibit 3(i)(j) to the Company's Registration Statement on Form S-4)

3(i)(k) Articles of Incorporation of NB II, Inc. (incorporated by reference to Exhibit 3(i)(k) to the Company's Registration Statement on Form S-4)

3(i)(l) Articles of Incorporation of Central Michigan Newspapers, Inc. (incorporated by reference to Exhibit 3(i)(l) to the Company's Registration Statement on Form S-4)

3(i)(m) Articles of Incorporation of Cadillac Newspapers, Inc. (incorporated by reference to Exhibit 3(i)(m) to the Company's Registration Statement on Form S-4)

3(i)(n) Articles of Incorporation of CMN Associated Publications, Inc. (incorporated by reference to Exhibit 3(i)(n) to the Company's Registration Statement on Form S-4)

3(i)(o) Articles of Limited Partnership of Central Michigan Distribution Co., L.P. (incorporated by reference to Exhibit 3(i)(o) to the Company's Registration Statement on Form S-4)

3(i)(p) Articles of Incorporation of Central Michigan Distribution Co., Inc. (incorporated by reference to

            Exhibit 3(i)(p) to the Company's Registration Statement on Form S-4)

3(i)(q) Articles of Incorporation of Gladwin Newspapers, Inc. (incorporated by reference to Exhibit 3(i)(q) to the Company's Registration Statement on Form S-4)

3(i)(r) Articles of Incorporation of Graph Ads Printing, Inc. (incorporated by reference to Exhibit 3(i)(r) to the Company's Registration Statement on Form S-4)

3(i)(s)     Articles   of   Incorporation   of  Midland   Buyers   Guide,   Inc.
            (incorporated by reference to Exhibit 3(i)(s) to the Company's Registration Statement on Form S-4)

3(i)(t)     Articles   of   Incorporation   of  St.   Johns   Newspapers,   Inc.
            (incorporated by reference to Exhibit 3(i)(t) to the Company's Registration Statement on Form S-4)

3(i)(u) Articles of Organization of Huron P.S., LLC (incorporated by reference to Exhibit 3(i)(u) to the Company's Registration Statement on Form S-4)

3(i)(v) Articles of Organization of Huron Newspapers, LLC (incorporated by reference to Exhibit 3(i)(v) to the Company's Registration Statement on Form S-4)

3(i)(w) Articles of Organization of Huron Holdings, LLC (incorporated by reference to Exhibit 3(i)(w) to the Company's Registration Statement on Form S-4)

3(i)(x)     Articles  of  Organization  of  Northern  Colorado   Holdings,   LLC
            (incorporated by reference to Exhibit 3(i)(x) to the Company's Registration Statement on Form S-4)

3(i)(y) Articles of Organization of NCR III, LLC (incorporated by reference to Exhibit 3(i)(y) to the Company's Registration Statement on Form S-4)

3(i)(z) Articles of Organization of NCH II, LLC (incorporated by reference to Exhibit 3(i)(z) to the Company's Registration Statement on Form S-4)

3(i)(aa)    Articles of Organization of Northland Holdings, LLC (incorporated by
            reference  to  Exhibit   3(i)(aa)  to  the  Company's   Registration
            Statement on Form S-4)

3(i)(bb)    Articles of  Incorporation  of CMN Holding,  Inc.  (incorporated  by
            reference  to  Exhibit   3(i)(bb)  to  the  Company's   Registration
            Statement on Form S-4)

3(i)(cc)    Articles of  Incorporation  of Brill Radio,  Inc.  (incorporated  by
            reference  to  Exhibit   3(i)(cc)  to  the  Company's   Registration
            Statement on Form S-4)

3(i)(dd)    Articles of Incorporation of Brill Newspapers, Inc. (incorporated by
            reference  to  Exhibit   3(i)(dd)  to  the  Company's   Registration
            Statement on Form S-4)

3(i)(ee)    Articles of Organization of Advertisers  P.S., LLC  (incorporated by
            reference  to  Exhibit   3(i)(ee)  to  the  Company's   Registration
            Statement on Form S-4)

3(i)(ff)    Articles  of  Organization   of  Central   Printing   Service,   LLC
            (incorporated by reference to Exhibit 3(i)(ff) to the Company's Registration Statement on Form S-4)

3(i)(gg)    Articles  of  Incorporation  of  Upper  Michigan  Management,   Inc.
            (incorporated by reference to Exhibit 3(i)(gg) to the Company's Registration Statement on Form S-4)

3(i)(hh)    Articles  of   Organization   of  Upper   Michigan   Holdings,   LLC
            (incorporated by reference to Exhibit 3(i)(hh) to the Company's Registration Statement on Form S-4)

3(i)(ii)    Articles  of   Incorporation  of  Upper  Michigan   Holdings,   Inc.
            (incorporated by reference to Exhibit 3(i)(ii) to the Company's Registration Statement on Form S-4)

3(i)(jj)    Articles  of   Organization  of  Upper  Michigan   Newspapers,   LLC
            (incorporated by reference to Exhibit 3(i)(jj) to the Company's Registration Statement on Form S-4)

3(i)(kk)    Articles of  Incorporation  of BMC Holdings,  Inc.  (incorporated by
            reference  to  Exhibit   3(i)(kk)  to  the  Company's   Registration
            Statement on Form S-4)

3(i)(ll)    Articles  of  Incorporation  of  Huron  Holdings  Management,   Inc.
            (incorporated by reference to Exhibit 3(i)(ll) to the Company's Registration Statement on Form S-4)

3(i)(mm)    Articles  of  Incorporation   Huron  Newspapers   Management,   Inc.
            (incorporated by reference to Exhibit 3(i)(mm) to the Company's Registration Statement on Form S-4)

3(i)(nn)    Articles   of   Incorporation   of  Huron  P.S.   Management,   Inc.
            (incorporated by reference to Exhibit 3(i)(nn) to the Company's Registration Statement on Form S-4)

3(i)(oo) Articles of Incorporation of Northern Colorado Holdings Management, Inc. (incorporated by reference to Exhibit 3(i)(oo) to the Company's Registration Statement on Form S-4)

3(i)(pp) Articles of Incorporation of Northland Broadcasting Management, Inc. (incorporated by reference to Exhibit 3(i)(pp) to the Company's Registration Statement on Form S-4)

3(i)(qq) Articles of Incorporation of Northland Holdings Management, Inc. (incorporated by reference to Exhibit 3(i)(qq) to the Company's Registration Statement on Form S-4)

3(ii)(a)    Operating  Agreement of Brill Media Company,  LLC  (incorporated  by
            reference  to  Exhibit   3(ii)(a)  to  the  Company's   Registration
            Statement on Form S-4)

3(ii)(b) By-laws of Brill Media Management, Inc. (incorporated by reference to Exhibit 3(ii)(b) to the Company's Registration Statement on Form S-4)

3(ii)(c) Operating Agreement of BMC Holdings, LLC (incorporated by reference to Exhibit 3(ii)(c) to the Company's Registration Statement on Form S-4)

3(ii)(d) By-laws of Reading Radio, Inc. (incorporated by reference to Exhibit 3(ii)(d) to the Company's Registration Statement on Form S-4)

3(ii)(e) By-laws of Tri-State Broadcasting, Inc. (incorporated by reference to Exhibit 3(ii)(e) to the Company's Registration Statement on Form S-4)

3(ii)(f) By-laws of Northern Colorado Radio, Inc. (incorporated by reference to Exhibit 3(ii)(f) to the Company's Registration Statement on Form S-4)

3(ii)(g) By-laws of NCR II, Inc. (incorporated by reference to Exhibit 3(ii)(g) to the Company's Registration Statement on Form S-4)

3(ii)(h)    By-laws of Central  Missouri  Broadcasting,  Inc.  (incorporated  by
            reference  to  Exhibit   3(ii)(h)  to  the  Company's   Registration
            Statement on Form S-4)

3(ii)(i) By-laws of CMB II, Inc. (incorporated by reference to Exhibit 3(ii)(i) to the Company's Registration Statement on Form S-4)

3(ii)(j) Operating Agreement of Northland Broadcasting, LLC (incorporated by reference to Exhibit 3(ii)(j) to the Company's Registration
            Statement on Form S-4) (incorporated by reference to Exhibit 3(ii)(j) to the Company's Registration Statement on Form S-4)

3(ii)(k) By-laws of NB II, Inc. (incorporated by reference to Exhibit 3(ii)(k) to the Company's Registration Statement on Form S-4)

3(ii)(l)    By-laws  of  Central  Michigan  Newspapers,  Inc.  (incorporated  by
            reference  to  Exhibit   3(ii)(l)  to  the  Company's   Registration
            Statement on Form S-4)

3(ii)(m)    By-laws of Cadillac Newspapers,  Inc.  (incorporated by reference to
            Exhibit  3(ii)(m) to the  Company's  Registration  Statement on Form
            S-4)

3(ii)(n)    By-laws  of  CMN  Associated  Publications,  Inc.  (incorporated  by
            reference  to  Exhibit   3(ii)(n)  to  the  Company's   Registration
            Statement on Form S-4)

3(ii)(o) Partnership Agreement of Central Michigan Distribution Co., L.P. (incorporated by reference to Exhibit 3(ii)(o) to the Company's Registration Statement on Form S-4)

3(ii)(p)    By-laws of Central Michigan Distribution Co., Inc.  (incorporated by
            reference  to  Exhibit   3(ii)(p)  to  the  Company's   Registration
            Statement on Form S-4)

3(ii)(q)    By-laws of Gladwin  Newspapers,  Inc.  (incorporated by reference to
            Exhibit  3(ii)(q) to the  Company's  Registration  Statement on Form
            S-4)

3(ii)(r)    By-laws of Graph Ads Printing,  Inc.  (incorporated  by reference to
            Exhibit  3(ii)(r) to the  Company's  Registration  Statement on Form
            S-4)

3(ii)(s)    By-laws of Midland Buyers Guide, Inc.  (incorporated by reference to
            Exhibit  3(ii)(s) to the  Company's  Registration  Statement on Form
            S-4)

3(ii)(t)    By-laws of St. Johns Newspapers,  Inc. (incorporated by reference to
            Exhibit  3(ii)(t) to the  Company's  Registration  Statement on Form
            S-4)

3(ii)(u)    Operating Agreement of Huron P.S., LLC (incorporated by reference to
            Exhibit  3(ii)(u) to the  Company's  Registration  Statement on Form
            S-4)

3(ii)(v)    Operating  Agreement  of  Huron  Newspapers,  LLC  (incorporated  by
            reference  to  Exhibit   3(ii)(v)  to  the  Company's   Registration
            Statement on Form S-4)

3(ii)(w)    Operating   Agreement  of  Huron  Holdings,   LLC  (incorporated  by
            reference  to  Exhibit   3(ii)(w)  to  the  Company's   Registration
            Statement on Form S-4)

3(ii)(x) Operating Agreement of Northern Colorado Holdings, LLC (incorporated by reference to Exhibit 3(ii)(x) to the Company's Registration Statement on Form S-4)

3(ii)(y)    Operating  Agreement of NCR III, LLC  (incorporated  by reference to
            Exhibit  3(ii)(y) to the  Company's  Registration  Statement on Form
            S-4)

3(ii)(z)    Operating  Agreement  of NCH II, LLC  (incorporated  by reference to
            Exhibit  3(ii)(z) to the  Company's  Registration  Statement on Form
            S-4)

3(ii)(aa)   Operating  Agreement of Northland  Holdings,  LLC  (incorporated  by
            reference  to  Exhibit  3(ii)(aa)  to  the  Company's   Registration
            Statement on Form S-4)

3(ii)(bb)   By-laws of CMN Holding,  Inc.  (incorporated by reference to Exhibit
            3(ii)(bb) to the Company's Registration Statement on Form S-4)

3(ii)(cc)   By-laws of Brill Radio,  Inc.  (incorporated by reference to Exhibit
            3(ii)(cc) to the Company's Registration Statement on Form S-4)

3(ii)(dd)   By-laws of Brill  Newspapers,  Inc.  (incorporated  by  reference to
            Exhibit  3(ii)(dd) to the Company's  Registration  Statement on Form
            S-4)

3(ii)(ee)   Operating  Agreement  of  Advertisers  P.S.,  LLC  (incorporated  by
            reference  to  Exhibit  3(ii)(ee)  to  the  Company's   Registration
            Statement on Form S-4)

3(ii)(ff)   Operating  Agreement of Central Printing Service,  LLC (incorporated by reference  to Exhibit  3(ii)(ff)  to the  Company's  Registration
            Statement on Form S-4)

3(ii)(gg)   By-laws  of  Upper  Michigan  Management,   Inc.   (incorporated  by
            reference  to  Exhibit  3(ii)(gg)  to  the  Company's   Registration
            Statement on Form S-4)

3(ii)(hh)   Operating Agreement of Upper Michigan Holdings, LLC (incorporated by
            reference  to  Exhibit  3(ii)(hh)  to  the  Company's   Registration
            Statement on Form S-4)

3(ii)(ii)   By-laws of Michigan  Holdings,  Inc.  (incorporated  by reference to
            Exhibit  3(ii)(ii) to the Company's  Registration  Statement on Form
            S-4)

3(ii)(jj)   Operating Agreement of Upper Michigan Newspapers,  LLC (incorporated by reference  to Exhibit  3(ii)(jj)  to the  Company's  Registration
            Statement on Form S-4)

3(ii)(kk)   By-laws of BMC Holdings,  Inc. (incorporated by reference to Exhibit
            3(ii)(kk) to the Company's Registration Statement on Form S-4)

3(ii)(ll)   By-laws  of  Huron  Holdings  Management,   Inc.   (incorporated  by
            reference  to  Exhibit  3(ii)(ll)  to  the  Company's   Registration
            Statement on Form S-4)

3(ii)(mm)   By-laws  of  Huron  Newspapers  Management,  Inc.  (incorporated  by
            reference  to  Exhibit  3(ii)(mm)  to  the  Company's   Registration
            Statement on Form S-4)

3(ii)(nn)   By-laws of Huron P.S. Management, Inc. (incorporated by reference to
            Exhibit  3(ii)(nn) to the Company's  Registration  Statement on Form
            S-4)

3(ii)(oo)   By-laws of Northern Colorado Holdings Management, Inc. (incorporated by reference  to Exhibit  3(ii)(oo)  to the  Company's  Registration
            Statement on Form S-4)

3(ii)(pp)   By-laws of Northland Broadcasting Management,  Inc. (incorporated by
            reference  to  Exhibit  3(ii)(pp)  to  the  Company's   Registration
            Statement on Form S-4)

3(ii)(qq)   By-laws of Northland  Holdings  Management,  Inc.  (incorporated  by
            reference  to  Exhibit  3(ii)(qq)  to  the  Company's   Registration
            Statement on Form S-4)

4.1 Indenture dated as of December 30, 1997 among Brill Media Company, LLC, Brill Media Management, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, as Trustee, with the forms of 12% Senior Notes due 2007 and Series B 12% Senior Notes due 2007 included therein (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4)

4.2 Indenture dated as of December 30, 1997 among Brill Media Company, LLC, Brill Media Management, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, as Trustee, with the forms of Appreciation Notes due 2007 and Series B Appreciation Notes due 2007 included therein (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4)

4.3 First Supplemental Indenture among Brill Media Company, LLC, Brill Media Management, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, as Trustee, relating to the Appreciation Notes due 2007 (incorporated by reference to Exhibit
            4.3 to the Company's Registration Statement on Form S-4)

4.4 First Supplemental Indenture among Brill Media Company, LLC, Brill Media Management, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, as Trustee, relating to the 12% Senior Notes due 2007 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4)

10.1(a) Performance Incentive Plan Agreement dated November 26, 1985 between Central Michigan Newspapers, Inc. and Clifton E. Forrest (incorporated by reference to Exhibit 10.1(a) to the Company's Registration Statement on Form S-4)

10.1(b) Performance Incentive Plan Agreement dated November 26, 1985 between WIOV, Inc. and Alan L. Beck (incorporated by reference to Exhibit 10.1(b) to the Company's Registration Statement on Form S-4)

10.2 Managed Affiliates Subordination Agreement dated December 30, 1997 among Brill Media Company, L.P. and certain Subsidiaries (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4)

10.3 Management Agreements dated December 30, 1987 between various subsidiaries of Brill Media Company, LLC and Brill Media Company, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4)

10.4(a) Managed Affiliate Management Agreement dated December 30, 1997 between Tri-State Broadcasting, Inc. and TSB III, LLC (incorporated by reference to Exhibit 10.4(a) to the Company's Registration Statement on Form S-4)

10.4(b) Managed Affiliate Management Agreement dated December 30, 1997 between Tri-State Broadcasting, Inc. and TSB IV, LLC (incorporated by reference to Exhibit 10.4(b) to the Company's Registration Statement on Form S-4)

10.5(a) Managed Affiliate Promissory Note dated December 30, 1997 of TSB III, LLC in favor of Tri-State Broadcasting, Inc. (incorporated by reference to Exhibit 10.5(a) to the Company's Registration Statement on Form S-4)

10.5(b) Managed Affiliate Promissory Note dated December 30, 1997 of TSB IV, LLC in favor of Tri-State Broadcasting, Inc. (incorporated by reference to Exhibit 10.5(b) to the Company's Registration Statement on Form S-4)

10.6(a) Asset Purchase Agreement dated October 24, 1997 between CMBH, Inc. and MVP Radio, Inc. (incorporated by reference to Exhibit 10.6(a) to the Company's Registration Statement on Form S-4)

10.6(b) Asset Purchase Agreement dated October 24, 1997 between Central Missouri Broadcasting, Inc. and Zimmer Radio of Mid-Missouri, Inc. (incorporated by reference to Exhibit 10.6(b) to the Company's Registration Statement on Form S-4)

10.7 Amended and Restated Credit Agreement dated as of September 30, 1997 by and among the Borrowers named therein, Amresco Funding Corporation and Goldman Sachs Credit Partners L.P. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4)

10.8(a) Time Brokerage Agreement dated November 1, 1997 between CMB II, Inc. and MVP Radio, Inc. (incorporated by reference to Exhibit 10.8(a) to the Company's Registration Statement on Form S-4)

10.8(b) Time Brokerage Agreement dated November 1, 1997 between Central Missouri Broadcasting, Inc. and Zimmer Radio of Mid-Missouri, Inc. (incorporated by reference to Exhibit 10.8(b) to the Company's Registration Statement on Form S-4)

10.8(c) Time Brokerage Agreement dated June 27, 1996 between NCR II, Inc. and Onyx, Inc. (incorporated by reference to Exhibit 10.8(c) to the Company's Registration Statement on Form S-4)

10.9 Purchase Agreement dated December 22, 1997 by and among Brill Media Company, LLC, Brill Media Management, Inc., the Subsidiary Guarantors named therein, and NatWest Capital Markets Limited (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4)

10.10(a) Registration Rights Agreement dated as of December 30, 1997 by and among Brill Media Company, LLC, Brill Media Management, Inc., the Subsidiary Guarantors named therein, and NatWest Capital Markets Limited (incorporated by reference to Exhibit 10.10(a) to the Company's Registration Statement on Form S-4)

10.10(b) Appreciation Notes Registration Rights Agreement dated as of December 30, 1997 by and among Brill Media Company, LLC, Brill Media Management, Inc., the Subsidiary Guarantors named therein, and NatWest Capital Markets Limited (incorporated by reference to
            Exhibit  10.10(b) to the  Company's  Registration  Statement on Form
            S-4)

10.11(a) Revolving Credit Agreement dated December 30, 1997 between various Subsidiary Guarantors and BMC Holdings, LLC (incorporated by reference to Exhibit 10.11(a) to the Company's Registration Statement on Form S-4)

10.11(b) Revolving Credit Note dated December 30, 1997 between various Subsidiary Guarantors and BMC Holdings, LLC (incorporated by reference to Exhibit 10.11(b) to the Company's Registration Statement on Form S-4)

10.11(c) Promissory Note dated December 30, 1997 between BMC Holdings, LLC and Brill Media Company, LLC (incorporated by reference to Exhibit 10.11(c) to the Company's Registration Statement on Form S-4)

10.12 Form of Seller Note (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K)

21          Subsidiaries of Brill Media Company, LLC

27          Financial Data Schedule