Form 10-Q
period 1998-05-31
BRILL MEDIA CO LLC
filed 1998-07-15
CIK 1052567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   -----  EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

         For the transition period from ______________ to ____________.

                        Commission File Number: 333-44177


                            BRILL MEDIA COMPANY, LLC
             (Exact name of registrant as specified in its charter)

      Virginia                                              52-2071822
(State of Formation)                        (I.R.S. Employer Identification No.)

                              420 N.W. Fifth Street
                            Evansville, Indiana 47708
                    (address of principal executive offices)
                                   (zip code)

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

_X_   YES        ___  NO

                                TABLE OF CONTENTS


PART NO.   ITEM NO.                                                     Page No.
--------   --------                                                     --------

  I          1        FINANCIAL STATEMENTS
                      Consolidated Statements of Financial Position
                      May 31, 1998 and February 28, 1998                   3

                      Consolidated Statements of Operations and
                      Members' Deficiency
                      Three Months Ended May 31, 1998 and 1997             4

                      Consolidated Statements of Cash Flows
                      Three Months Ended May 31, 1998 and 1997             5

                      Notes to Consolidated Financial Statements           6

             2        MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS                                7

  II         6        EXHIBITS AND REPORTS ON
                      FORM 8-K                                            12

PART I

ITEM 1.  FINANCIAL STATEMENTS

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                  Consolidated Statements of Financial Position

                                                              May 31        February 28
                                                               1998            1998
                                                          ------------------------------
                                                           (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                              $  11,000,636    $  10,917,613
   Accounts receivable, net                                   5,868,628        3,544,246
   Interest receivable on notes from managed affiliates         824,706          324,357
   Inventories                                                  588,414          628,711
   Other current assets                                         448,296          567,632
                                                          ------------------------------
Total current assets                                         18,730,680       15,982,559

Notes receivable from managed affiliates                     16,315,747       16,315,747

Property and equipment                                       21,320,352       20,713,615
Less:  Accumulated depreciation                               9,217,817        8,874,995
                                                          ------------------------------
Net property and equipment                                   12,102,535       11,838,620

Goodwill and FCC licenses, net                               12,022,516       12,056,591
Covenants not to compete, net                                 3,625,506        3,884,427
Other assets, net                                             6,398,275        6,071,047
                                                          ------------------------------
                                                             22,046,297       22,012,065
                                                          ------------------------------
                                                          $  69,195,259    $  66,148,991
                                                          ==============================

Liabilities and members' deficiency
Current liabilities:
   Amounts payable to affiliates                          $     811,043    $     724,587
   Accounts payable                                           1,655,682          745,210
   Accrued payroll and related expenses                         693,620          595,762
   Accrued interest                                           3,288,615        1,341,390
   Other accrued expenses                                       452,973          195,378
   Current maturities of long-term obligations                  979,494        1,005,875
                                                          ------------------------------
Total current liabilities                                     7,881,427        4,608,202

Long-term notes and other obligations                       110,026,952      109,050,787
Members' deficiency                                         (48,713,120)     (47,509,998)
                                                          ------------------------------
                                                          $  69,195,259    $  66,148,991
                                                          ==============================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

          Consolidated Statements of Operations and Members' Deficiency
                                   (Unaudited)


                                                     Three Months Ended May 31
                                                        1998           1997
                                                   ----------------------------

Revenues                                           $ 10,604,521    $  7,528,230

Operating expenses:
   Operating departments                              7,400,165       5,067,977
   Incentive plan                                            --         242,500
   Management fees                                      684,444         541,336
   Time brokerage agreement fees, net                    12,000          12,000
   Consulting                                            61,999          58,998
   Depreciation                                         343,314         253,549
   Amortization                                         336,358         116,047
                                                   ----------------------------
                                                      8,838,280       6,292,407
                                                   ----------------------------
Operating income                                      1,766,241       1,235,823

Other income (expense):
   Interest - managed affiliates                        500,350          71,888
   Interest - affiliates, net                            (6,846)         68,651
   Interest - other, net                             (3,250,772)     (1,982,419)
   Amortization of deferred financing costs            (146,573)       (130,747)
   Loss on sale of assets, net                               --          (2,040)
   Other, net                                           (41,062)         (5,785)
                                                   ----------------------------
                                                     (2,944,903)     (1,980,452)
                                                   ----------------------------
Loss before income taxes                             (1,178,662)       (744,629)
Income tax provision                                     40,500          50,866
                                                   ----------------------------
Net loss                                             (1,219,162)       (795,495)
Members' deficiency, beginning of period            (47,509,998)    (26,609,973)
Capital contributions                                    16,040              20
                                                   ----------------------------
Members' deficiency, end of period                 $(48,713,120)   $(27,405,448)
                                                   ============================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Three Months Ended May 31
                                                                       1998           1997
                                                                  ----------------------------
Operating activities
Net loss                                                          $ (1,219,162)   $   (795,495)
Adjustments to reconcile net loss to net cash provided by (used
   in) operating activities:
   Depreciation and amortization                                       679,672         369,596
   Amortization of deferred financing costs and original issue       1,322,021         130,747
     discount
   Management fees accrual                                             173,939         249,925
   Affiliate interest accrual                                         (553,516)       (168,240)
   Additional interest accrual                                              --         575,668
   Incentive plan accrual                                                   --         242,500
   Loss on sale of assets, net                                              --           2,040
   Changes in operating assets and liabilities:
      Accounts receivable                                           (2,324,382)       (771,928)
      Other current assets                                             159,633         (60,548)
      Accounts payable                                                 910,472         363,840
      Other accrued expenses                                         2,302,678        (224,169)
                                                                  ----------------------------
Net cash provided by (used in) operating activities                  1,451,355         (86,064)

Investing activities
Purchase of property and equipment                                    (606,733)       (144,405)
Proceeds from sale of assets                                                --          29,667
Loans to managed affiliates                                                 --      (8,747,580)
Increase in other assets                                               (16,688)        (17,507)
                                                                  ----------------------------
Net cash used in investing activities                                 (623,421)     (8,879,825)

Financing Activities
Increase (decrease) in amounts due to affiliates                       (36,689)      1,268,322
Payment of deferred financing costs                                   (498,596)        (59,967)
Principal payments on long-term obligations                           (241,295)       (473,980)
Proceeds from long-term borrowings                                      15,629       8,149,500
Capital contributions                                                   16,040              20
                                                                  ----------------------------
Net cash provided by (used in) financing activities                   (744,911)      8,883,895
                                                                  ----------------------------
Net increase (decrease) in cash and cash equivalents                    83,021         (81,994)
Cash and cash equivalents at beginning of period                    10,917,613         775,363
                                                                  ----------------------------
Cash and cash equivalents at end of period                        $ 11,000,636    $    693,369
                                                                  ============================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Brill Media Company, LLC (BMC) and its subsidiaries, all of which are wholly owned (collectively, the Company). BMC's members are directly owned by Alan R. Brill (Mr. Brill). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included along with the elimination of all intercompany balances and transactions. Operating results for the three months ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1998.

2.   Pending Dispositions and Completed Acquisitions

     On October 24, 1997, the Company entered into contracts to sell the operating assets of its Missouri Stations (collectively, the Missouri Properties). The Company also executed Time Brokerage Agreements (TBAs) under which the proposed buyers would operate the Missouri Properties beginning November 1, 1997, for $50,000 per month, until transfer of the Federal Communications Commission (FCC) licenses is complete. Accordingly, other than pursuant to the TBAs, no broadcast revenue or operating expenses were recorded for the Missouri Properties subsequent to October 31, 1997. Applications for transfer of the broadcast licenses of the Missouri Properties have been filed with the FCC by the buyers. A local market competitor has objected to the transfer of the licenses and on December 12, 1997, filed with the FCC a Petition to Deny the license transfers and to terminate the TBAs. No action has been taken on the Petition to Deny by the FCC. The Attorney General of the State of Missouri on January 9, 1998 filed a civil investigative demand on the Company to provide documents in order to consider whether the proposed transactions would violate federal or Missouri antitrust laws. The Company has complied with the demand and no further action has been taken with the State. The Company believes that, even if the Petition to Deny were granted, the consequences to the Company would not be material.

     During the year ended February 28, 1998, the Company acquired eleven weekly shopping guide publications, a printing business and two print distribution operations reaching approximately 164,000 households in the north-central portion of the lower peninsula of Michigan (the 1998 News acquisitions).

Of such acquisitions, two weekly shopping guide publications and one print distribution operation were acquired on October 1, 1997 and nine weekly shopping guide publications, the printing business and one distribution operation were acquired on February 23, 1998.

3. Long Term Debt

     As of May 31, 1998, the Company had approximately $111 million of long-term obligations, including the Company's 12% senior notes due 2007 (the Notes) and Appreciation Notes due 2007 (the Appreciation Notes). The Notes are senior unsecured obligations of BMC and a subsidiary of BMC, Brill Media Management, Inc. (Media). The Appreciation Notes are unsecured subordinated obligations of BMC and Media. The Notes and the Appreciation Notes are unconditionally guaranteed, fully, jointly, and severally, by each of the Company's subsidiaries other than Media (the Guarantors) all of which are wholly owned. BMC is a holding company and has no operations, assets, or cash flows separate from its investments in its subsidiaries. Accordingly, separate financial statements and other disclosures concerning Media and the Guarantors have not been presented because management has determined that they would not be material to investors.

ITEM 2.  MANAGEMENT'S DISSCUSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General Information and Basis of Presentation

     The Company is a diversified  media  enterprise  that  acquires,  develops, manages, and operates radio stations, newspapers and related businesses in middle markets. The Company presently owns, operates, or manages fifteen radio stations (the Stations) serving five markets located in Pennsylvania, Kentucky/Indiana, Colorado, Minnesota/Wisconsin, and Missouri. The Company's newspaper businesses (the Newspapers) operate integrated newspaper publishing, printing and print advertising distribution operations, providing total-market print advertising coverage throughout a thirty-one-county area in the central and north-central portions of the lower peninsula of Michigan. This operation offers a three-edition daily newspaper, twenty-two weekly publications, web offset printing operations for Newspapers' publications and outside customers, and private distribution systems. Mr. Brill founded the business and began its operations in 1981. The Company's overall operations, including its sales and marketing strategy, long-range planning, and management support services are managed by Brill Media Company, L.P., a limited partnership indirectly owned by Mr. Brill.

Results of Operations

     The Company's unaudited consolidated financial statements tend not to be directly comparable from period to period due to both completed acquisitions and pending dispositions. These activities, since the first quarter and through the end of fiscal year 1998, are identified in the notes to the consolidated financial statements.

Three Months Ended May 31, 1998 Compared to Three Months Ended May 31, 1997

     Revenues for the three months ended May 31, 1998 were $10.6 million, a $3.1 million or 40.9% increase from the prior comparative period. For the current quarter, Stations' revenues represented $3.9 million and Newspapers' revenues represented $6.7 million.

     The Stations' revenues, excluding the broadcasting revenue of the Missouri Properties, grew $.3 million or 10.1% from the prior comparative period due to continued operations growth.

     The Newspapers' revenues increased $3.1 million or 85.5% from the prior comparative period. The 1998 News acquisitions accounted for $3.0 million of the increase.

     Operating expenses for the three months ended May 31, 1998 were $8.8 million, a $2.5 million or 40.5% increase from the prior comparative period.

     The Stations' operating expenses increased primarily as a result of salary and promotional related expenditures necessary for continued market expansion and increased amortization expense. This increase was offset by the elimination of the Missouri Properties' operating expenses.

     The operations acquired in the 1998 News acquisitions accounted for $2.5 million of increased operating expenses.

     As a result of the above, operating income for the three months ended May 31, 1998 was $1.8 million, an increase of $.5 million or 43.0% from the prior comparative period.

     Other income (expense) for the three months ended May 31, 1998 was $2.9 million of net expense, an increase of $1.0 million or 48.7% over the prior comparative period. This is due to an increase in interest expense and amortization of deferred financing costs of $1.4 million associated with the additional borrowing and financing activities for the acquisitions referenced above, offset by $.4 million of managed affiliate interest income.

Liquidity and Capital Resources

     Generally, the Company's operating expenses are paid before its advertising revenues are collected. As a result, working capital requirements have increased as the Company has grown and will likely increase in the future. During the three months ended May 31, 1998, accounts receivable net of accounts payable increased by $1.4 million, as a result of seasonal fluctuations and the 1998 News acquisitions.

     Net cash provided by operating activities was $1.45 million for the three months ended May 31, 1998. The increase of $1.54 million from the comparative fiscal 1997 period is attributable to the interest on long-term debt being payable on a monthly basis at May 31, 1997 versus semi-annually on June and December 15 for the current year, along with the timing related to the collection of receivables and the payment of operating expenses.

     Net cash used in investing activities was $.62 million for the three months ended May 31, 1998. The cash used in investing activities for the current reporting period is primarily attributable to the purchase of property and equipment. The decrease of $8.26 million in cash used in investing activities from the comparative fiscal 1997 period is related primarily to the loans to managed affiliates completed in May 1997.

     Net cash used in financing activities was $.74 million for the three months ended May 31, 1998. The use of cash for the current reporting period is attributable primarily to the payment of both deferred financing costs and existing long-term obligations. The decrease of $9.63 million in cash provided by financing activities from the comparative fiscal 1997 period is related primarily to the proceeds from long-term borrowings in 1997 and a decrease in amounts due to affiliates.

     Media cashflow was $3.70 million and $2.53 million for the three-month periods ended May 31, 1998 and 1997, respectively. Media cashflow represents revenues less operating department expenses plus interest income from loans made by the Company to managed affiliates (which are described in the Company's Annual Report on Form 10-K for the year ended February 28, 1998). Although media cashflow is not a measure of performance calculated in accordance with GAAP, management believes it is useful in evaluating the Company and is widely used in the media industry to evaluate a media company's performance. However, media cashflow should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statements prepared in accordance with GAAP as a measure of liquidity or profitability. In addition, media cashflow as determined by the Company may not be comparable to related or similar measures as reported by other companies and does not represent funds available for discretionary use.

     The Notes require semi-annual cash interest payments on each June 15 and December 15 of $3.9 million through December 15, 1999 and $6.3 million from June 15, 2000 until maturity. The holders of the Appreciation Notes have the right to require redemption of the Appreciation Notes at various prices and upon various events (including an initial public offering of equity) and dates, including a right to require redemption of the Appreciation Notes at an aggregate price of $24 million on June 30, 2003 if an initial public offering of equity has not occurred on or before that date. The Company intends to redeem the Appreciation Notes on June 15, 1999 at an aggregate price of $3 million, but there can be no assurances that it will have sufficient resources to do so.

     The Company's ability to pay interest on the Notes when due, redeem the Appreciation Notes and to satisfy its other obligations depends upon its future operating performance, and will be affected by financial, business, market, technological, competitive and other conditions, developments, pressures, and factors, many of which are beyond the control of the Company. The Company is highly leveraged, and many of its competitors are believed to operate with much less leverage and to have significantly greater operating and financial flexibility and resources.

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

     The indenture under which the Notes were issued (the Indenture) limits the Company's ability to incur additional indebtedness. In addition to certain other permitted indebtedness, the Indenture permits the Company to incur indebtedness under revolving credit facilities. Limitations in the Indenture on the Company's ability to incur additional indebtedness, together with the highly leveraged nature of the Company, could limit operating activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

     The Company's primary liquidity needs are to fund capital expenditures, provide working capital, meet debt service requirements and make acquisitions. The Company's principal sources of liquidity are expected to be cashflow from operations, cash on hand, consummation of the sale of the Missouri Properties and indebtedness permitted under the Indenture. The Company believes that liquidity from such sources should be sufficient to permit the Company to meet its debt service obligations, capital expenditures and working capital needs for the next 12 months, although additional capital resources may be required in connection with the further implementation of the Company's acquisition strategy.

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

Forward-Looking Statements

     Certain items in this Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, risks and uncertainties relating to leverage, the need for additional funds, consummation of the pending acquisitions, integration of the recently completed acquisitions, the ability of the Company to achieve certain cost savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio and newsprint as a communication/advertising medium and changing consumer tastes. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is furnished within this report: Exhibit 27 - Financial Data Schedule

(b) The Company on May 11, 1998 filed a report on Form 8-K to report, in Items 2 and 7 thereof, the acquisition of certain newspaper publishing, printing and distribution assets in northern Michigan. The report included the following financial statements as exhibits thereto:

     (1)  Financial  Statements of Business Acquired - Star Publications,  Inc.,
          Central   Printing   Corporation  and   Advertiser's   Postal  Service
          Corporation

          (i)  Independent Auditor's Report

          (ii) Combined Balance Sheet as of December 31, 1997

         (iii) Combined Statement of Income and Retained Earnings for the year ended December 31, 1997

          (iv) Combined Statement of Cash Flows for the year ended December 31, 1997

          (v)  Notes to Combined Financial Statements

     (2)  Pro Forma Financial Information of Brill Media Company, LLC

          (i) Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended February 28, 1997.

          (ii) Notes to Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended February 28, 1997.

          (iii)Unaudited Pro Forma Condensed Combined Statement of Operations for the nine months ended November 30, 1997.

          (iv) Notes to Unaudited Pro Forma Condensed Combined Statement of Operations for the nine months ended November 30, 1997.

          (v) Unaudited Pro Forma Condensed Combined Balance Sheet as of November 30, 1997.

          (vi) Notes to Unaudited Pro Forma Condensed Combined Balance Sheet as of November 30, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BRILL MEDIA COMPANY, LLC

                                           By: BRILL MEDIA MANAGEMENT, INC.,
                                               Manager


July 15, 1998                              By /s/ Alan R. Brill
                                              ----------------------------------
                                                       Alan R. Brill
                                                 DIRECTOR, PRESIDENT, CHIEF
                                              EXECUTIVE OFFICER AND TREASURER

July 15, 1998                               By /s/ Donald C. TenBarge
                                              ----------------------------------
                                                     Donald C. TenBarge
                                               VICE PRESIDENT, CHIEF FINANCIAL
                                               OFFICER, SECRETARY AND ASSISTANT
                                               TREASURER (PRINCIPAL FINANCIAL
                                                  AND ACCOUNTING OFFICER)

                                 EXHIBIT INDEX


Exhibit Number                                 Description of Exhibits
--------------                                 -----------------------

       27                                      Financial Data Schedule