Form 10-Q
period 1998-08-31
BRILL MEDIA CO LLC
filed 1998-10-15
CIK 1052567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

                                       OR

[  ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _________ to _________.

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

[X] YES  [ ] NO

                                          TABLE OF CONTENTS


PART NO.    ITEM NO.                                                                    Page No.
------------------------------------------------------------------------------------------------
I           1       FINANCIAL  STATEMENTS
                    Consolidated  Statements of Financial Position
                    August 31, 1998 and February 28, 1998                                  3

                    Consolidated   Statements   of   Operations   and
                    Members'Deficiency  for the Three  Months
                    Ended August 31, 1998 and 1997 and
                    Six Months Ended August 31, 1998 and 1997                              4

                    Consolidated  Statements  of Cash  Flows for the
                    Six  Months Ended August 31, 1998 and 1997                             5

                    Notes to Consolidated Financial Statements                             6

              2     MANAGEMENT'S  DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS                                                  7

II            6     EXHIBITS AND REPORTS ON FORM 8-K                                      13

PART I

ITEM 1. FINANCIAL STATEMENTS


                            Brill Media Company, LLC
                          (A Limited Liability Company)

                  Consolidated Statements of Financial Position

                                                                      August 31            February 28
                                                                        1998                  1998
                                                                   -----------------------------------
                                                                     (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                      $   5,363,578          $  10,917,613
   Accounts receivable, net                                           5,781,498              3,544,246
   Interest receivable on notes from managed affiliates                 444,437                324,357
   Inventories                                                          711,842                628,711
   Other current assets                                                 588,335                567,632
                                                                  ------------------------------------
Total current assets                                                 12,889,690             15,982,559

Notes receivable from managed affiliates                             17,315,747             16,315,747

Property and equipment                                               21,748,989             20,713,615
Less:  Accumulated depreciation                                       9,569,878              8,874,995
                                                                  ------------------------------------
Net property and equipment                                           12,179,111             11,838,620

Goodwill and FCC licenses, net                                       11,958,184             12,056,591
Covenants not to compete, net                                         3,410,300              3,884,427
Other assets, net                                                     6,203,195              6,071,047
                                                                  ------------------------------------
                                                                     21,571,679             22,012,065
Amount due from affiliate                                             3,014,167                     --
                                                                  ------------------------------------
                                                                  $  66,970,394          $  66,148,991
                                                                  ====================================

Liabilities and members' deficiency
Current liabilities:
   Amounts payable to affiliates                                  $     585,065          $     724,587
   Accounts payable                                                   1,877,398                745,210
   Accrued payroll and related expenses                                 776,629                595,762
   Accrued interest                                                   1,656,474              1,341,390
   Other accrued expenses                                               481,016                195,378
   Current maturities of long-term obligations                        1,026,538              1,005,875
                                                                  ------------------------------------
Total current liabilities                                             6,403,120              4,608,202

Long-term notes and other obligations                               111,057,553            109,050,787
Members' deficiency                                                 (50,490,279)           (47,509,998)
                                                                  ------------------------------------
                                                                  $  66,970,394          $  66,148,991
                                                                  ====================================

        See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

          Consolidated Statements of Operations and Members' Deficiency
                                   (Unaudited)

                                                 Three Months Ended August 31            Six Months Ended August 31
                                                    1998               1997               1998                 1997
                                            ------------------------------------------------------------------------
Revenues                                       $ 10,088,578        $  7,571,827        $ 20,693,099        $ 15,100,057

Operating expenses:
   Operating departments                          7,392,968           5,036,366          14,793,133          10,104,343
   Incentive plan                                        --             242,500                  --             485,000
   Management fees                                  642,345             530,378           1,326,789           1,071,714
   Time brokerage agreement fees                     12,000              12,000              24,000              24,000
   Consulting                                        61,997              58,998             123,996             117,996
   Depreciation                                     362,159             254,763             705,473             508,312
   Amortization                                     335,829             124,668             672,187             240,715
                                               -------------------------------------------------------------------------
                                                  8,807,298           6,259,673          17,645,578          12,552,080
                                               -------------------------------------------------------------------------
Operating income                                  1,281,280           1,312,154           3,047,521           2,547,977

Other income (expense):
   Interest - managed affiliates                    526,016             491,694           1,026,366             563,582
   Interest - affiliates, net                        (2,410)             59,427              (9,256)            128,078
   Interest - other, net                         (3,333,012)         (2,407,776)         (6,583,784)         (4,390,195)
   Amortization of deferred financing costs        (153,059)           (152,129)           (299,632)           (282,876)
   Loss on sale of assets, net                           --              (6,908)                 --              (8,948)
   Other, net                                       (54,874)            (16,178)            (95,936)            (21,963)
                                               -------------------------------------------------------------------------
                                                 (3,017,339)         (2,031,870)         (5,962,242)         (4,012,322)
                                               -------------------------------------------------------------------------
Loss before income taxes                         (1,736,059)           (719,716)         (2,914,721)         (1,464,345)
Income tax provision                                 41,100              27,000              81,600              77,866
                                               -------------------------------------------------------------------------
Net loss                                         (1,777,159)           (746,716)         (2,996,321)         (1,542,211)
Members' deficiency, beginning of period        (48,713,120)        (27,405,448)        (47,509,998)        (26,609,973)
Capital contributions                                    --               1,970              16,040               1,990
Dividends                                                --          (3,000,000)                 --          (3,000,000)
                                               -------------------------------------------------------------------------
Members' deficiency, end of period             $(50,490,279)       $(31,150,194)       $(50,490,279)       $(31,150,194)
                                               =========================================================================

        See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Six Months Ended August 31
                                                                                 1998                     1997
                                                                            -------------------------------------
Operating activities
Net loss                                                                    $ (2,996,321)           $ (1,542,211)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization                                               1,377,660                 749,027
   Amortization of deferred financing costs and original issue                 2,636,109                 282,876
     discount
   Management fees accrual                                                       341,305                 471,197
   Affiliate interest accrual                                                   (110,578)               (128,079)
   Additional interest accrual                                                        --               1,122,611
   Incentive plan accrual                                                             --                 485,000
   Loss on sale of assets, net                                                        --                   8,948
   Changes in operating assets and liabilities:
      Accounts receivable                                                     (2,237,252)               (872,019)
      Other current assets                                                      (103,834)               (178,155)
      Accounts payable                                                         1,132,188                 196,159
      Other accrued expenses                                                     781,588                (338,795)
                                                                            -------------------------------------
Net cash provided by operating activities                                        820,865                 256,559

Investing activities
Purchase of property and equipment                                              (904,614)               (408,373)
Proceeds from sale of assets                                                      17,410                  30,915
Payment for noncompetition agreement                                                  --              (3,000,000)
Loans to managed affiliates                                                   (1,000,000)            (13,903,955)
Loan to affiliate                                                             (3,000,000)                     --
Increase in other assets                                                         (38,085)                (37,676)
                                                                            -------------------------------------
Net cash used in investing activities                                         (4,925,289)            (17,319,089)

Financing activities
Increase (decrease) in amounts due to affiliates                                (506,854)                867,862
Payment of deferred financing costs                                             (490,991)                (85,266)
Principal payments on long-term obligations                                     (502,324)               (349,437)
Proceeds from long-term borrowings                                                34,518              16,203,075
Capital contributions                                                             16,040                   1,990
                                                                            -------------------------------------
Net cash provided by (used in) financing activities                           (1,449,611)             16,638,224
                                                                            -------------------------------------
Net decrease in cash and cash equivalents                                     (5,554,035)               (424,306)
Cash and cash equivalents at beginning of period                              10,917,613                 775,363
                                                                            -------------------------------------
Cash and cash equivalents at end of period                                  $  5,363,578            $    351,057
                                                                            =====================================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Brill Media Company, LLC (BMC) and its subsidiaries, all of which are wholly owned (collectively the Company). BMC's members are directly owned by Alan R. Brill (Mr. Brill). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included along with the elimination of all intercompany balances and transactions. Operating results for both the three month and the six month periods ended August 31, 1998 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1998.

2.   Pending Dispositions and Completed Acquisitions

     On October 24, 1997, the Company entered into contracts to sell the operating assets of its Missouri stations (collectively, the Missouri Properties). The Company also executed Time Brokerage Agreements (TBAs) under which the proposed buyers would operate the Missouri Properties beginning November 1, 1997, for $50,000 per month, until transfer of the Federal Communications Commission (FCC) licenses is complete. Accordingly, other than pursuant to the TBAs, no broadcast revenue or operating expenses were recorded for the Missouri Properties subsequent to October 31, 1997. Applications for transfer of the broadcast licenses of the Missouri Properties have been filed with the FCC by the buyers. A local market competitor has objected to the transfer of the licenses and on December 12, 1997, filed with the FCC a Petition to Deny the license transfers and to terminate the TBAs. The Attorney General of the State of Missouri on January 9, 1998 filed a civil investigative demand on the Company to provide documents in order to consider whether the proposed transactions would violate federal or Missouri antitrust laws. The Company complied with the demand. The Attorney General of the State of Missouri has since filed comments with the FCC objecting to the proposed transfers. The FCC has taken no further action on the Petition to Deny. The Company believes that, even if the Petition to Deny were granted, the consequences to the Company would not be material.

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

3.   Long Term Debt

     As of August 31, 1998, the Company had approximately $112 million of long-term obligations, including the Company's 12% senior notes due 2007 (the Notes) and appreciation notes due 2007 (the Appreciation Notes). The Notes are senior unsecured obligations of BMC and a subsidiary of BMC, Brill Media Management, Inc. (Media). The Appreciation Notes are unsecured subordinated obligations of BMC and Media. The Notes and Appreciation Notes are unconditionally guaranteed, fully, jointly, and severally, by each of the Company's subsidiaries other than Media (the Guarantors) all of which are wholly owned. BMC is a holding company and has no operations, assets, or cash flows separate from its investments in its subsidiaries. Accordingly, separate financial statements and other disclosures concerning Media and the Guarantors have not been presented because management has determined that they would not be material to investors.

4.   Affiliate Transaction

     During August 1998 the Company advanced $3,000,000 to an affiliate. In return, the Company received a note bearing interest at the prime lending rate, first payable on December 31, 1999 and annually thereafter until maturity of the note on December 31, 2003. Said note is attached as Exhibit 10.

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

Results of Operations

     The Company's unaudited consolidated financial statements tend not to be directly comparable from period to period due to both completed acquisitions and pending dispositions. These activities are identified in the notes to the audited and unaudited consolidated financial statements of the Company.

Three Months Ended August 31, 1998 Compared to Three Months Ended
August 31, 1997

     Revenues for the three months ended August 31, 1998 were $10.1 million, a $2.5 million or 33.2% increase from the prior comparative period. For the current quarter, Stations' revenues represented $3.6 million and Newspapers' revenues represented $6.5 million.

     Stations' revenues, excluding the Missouri Properties, kept pace with the prior comparative period. As a result of the pending disposition of the Missouri Properties, Station broadcast revenue in total decreased $.5 million.

     The Newspapers' revenues increased $3.0 million or 86.7% from the prior comparative period. The 1998 News acquisitions accounted for $2.7 million of the increase.

     Operating expenses for the three months ended August 31, 1998 were $8.8 million, a $2.5 million or 40.7% increase from the prior comparative period.

     The Stations' operating expenses, excluding the Missouri Properties, increased primarily as a result of salary and promotional related expenditures necessary for continued market expansion and increased amortization expense. This increase was offset by the elimination of the Missouri Properties' operating expenses.

     The 1998 News acquisitions represented $2.5 million of increased operating expenses.

     As a result of the above, operating income for the three months ended August 31, 1998 was $1.3 million, remaining at the same level as the prior comparative period.

     Other income (expense) for the three months ended August 31, 1998 was $3.0 million of net expense, an increase of $1.0 million or 48.5% over the prior comparative period. This is primarily due to an increase in interest expense associated with the additional borrowing and financing activities for the acquisitions referenced above.

Six Months Ended August 31, 1998 Compared to Six Months Ended August 31, 1997

     Revenues for the six months ended August 31, 1998 were $20.7 million, a $5.6 million or 37.0% increase from the prior comparative period. For the current fiscal year, Stations' revenues represented $7.5 million and Newspapers' revenues represented $13.2 million.

     Stations' revenues, excluding the Missouri Properties, grew $.4 million or 5.6% from the prior comparative period due to continued operations growth. As a result of the pending disposition of the Missouri Properties, Station broadcast revenue in total decreased $.5 million.

     The Newspapers' revenues increased $6.1 million or 86.1% from the prior comparative period. The 1998 News acquisitions accounted for $5.6 million of the increase.

     Operating expenses for the six months ended August 31, 1998 were $17.6 million, a $5.1 million or 40.6% increase from the prior comparative period.

     The Stations' operating expenses, excluding the Missouri Properties, increased primarily as a result of salary and promotional related expenditures necessary for continued market expansion and increased amortization expense. This increase was offset by the elimination of the Missouri Properties' operating expenses.

     The 1998 News acquisitions represented $5.0 million of increased operating expenses.

     As a result of the above, operating income for the six months ended August 31, 1998 was $3.0 million, an increase of $.5 million or 19.6% from the prior comparative period.

     Other income (expense) for the six months ended August 31, 1998 was $6.0 million of net expense, an increase of $2.0 million or 48.6% over the prior comparative period. Of this increase, $2.2 million is due to an increase in interest expense associated with the additional borrowings under the Notes and financing activities for the acquisitions referenced above, offset by $.5 million of increased managed affiliate interest income.

Liquidity and Capital Resources

     Generally, the Company's operating expenses are paid before its advertising revenues are collected. As a result, working capital requirements have increased as the Company has grown and will likely increase in the future. During the six months ended August 31, 1998, accounts receivable net of accounts payable increased by $1.1 million, as a result of seasonal fluctuations and the 1998 News acquisitions.

     Net cash provided by operating activities was $.82 million for the six months ended August 31, 1998. The increase of $.56 million from the comparative fiscal 1997 period is primiarly attributable to cash flow generated by the operating activities of the 1998 News acquisitions, reduced by increased payments of management fees and interest, along with the timing related to the collection of receivables and the payment of operating expenses.

     Net cash used in investing activities was $4.93 million for the six months ended August 31, 1998. The cash used in investing activities for the current reporting period is primarily attributable to the additional loans to managed affiliates, the loan to an affiliate and purchase of property and equipment. The decrease of $12.39 million in cash used in investing activities from the prior comparative reporting period is related primarily to the loan to affiliate in August 1998, increased capital expenditures, loans to managed affiliates completed in May 1997 and the payment of a non-compete agreement in July 1997.

     Net cash used in financing activities was $1.45 million for the six months ended August 31, 1998. The use of cash for the current reporting period is attributable primarily to the payments of the amounts due to affiliates, deferred financing costs and existing long-term obligations. The decrease of $18.09 million in cash provided by financing activities from the prior comparative reporting period is related primarily to the proceeds from long-term borrowings in 1997 and a decrease in amounts due to affiliates offset by an increase in payments of deferred financing costs.

     Media cashflow was $6.93 million and $5.56 million for the six-month periods ended August 31, 1998 and 1997, respectively. Media cashflow represents EBITDA plus incentive plan expense, management fees, time brokerage fee expense, consulting expense and interest income from loans made by the Company to managed affiliates (which are described in the Company's Annual Report on Form 10-K for the year ended February 28, 1998). EBITDA is generally defined as net income plus the income tax provision, consolidated interest expense, depreciation expense and amortization expense. The media cashflow amounts presented above do not include the Company's income from certain investment grade instruments as would be permitted by the indenture under which the Notes were issued (the Indenture). This income was $236,000 for the six month period ended August 31, 1998 and will be included in media cashflow in subsequent reporting.

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

     The Notes require semi-annual cash interest payments on each June 15 and December 15 of $3.9 million through December 15, 1999 and $6.3 million from June 15, 2000 until maturity. The holders of the Appreciation Notes have the right to require redemption of the Appreciation Notes at various prices and upon various events (including an initial public offering) and dates, including a right to require redemption of the Appreciation Notes at an aggregate price of $24 million on June 30, 2003 if an initial public offering has not occurred on or before that date. The Company intends to redeem the Appreciation Notes on June 15, 1999 at a redemption price of $3 million, but there can be no assurances that it will have sufficient resources to do so.

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

     The Indenture limits the Company's ability to incur additional indebtedness. In addition to certain other permitted indebtedness, the Indenture permits the Company to incur indebtedness under revolving credit facilities. Limitations in the Indenture on the Company's ability to incur additional indebtedness, together with the highly leveraged nature of the Company, could limit operating activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are furnished with this report: Exhibit 10 - Promissory
Note issued by Lancaster-York Broadcasting, LLC to Reading Radio, Inc. and
Exhibit 27 -- Financial Data Schedule.

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


                                               BRILL MEDIA COMPANY, LLC

                                               By: BRILL MEDIA MANAGEMENT, INC.,
                                                   Manager


October 15, 1998                               By /s/ Alan R. Brill
                                               ---------------------------------
                                                   Alan R. Brill
                                               DIRECTOR, PRESIDENT, CHIEF
                                               EXECUTIVE OFFICER AND TREASURER



October 15, 1998                               By /s/ Donald C. TenBarge
                                               ---------------------------------
                                                   Donald C. TenBarge
                                               VICE PRESIDENT, CHIEF FINANCIAL
                                               OFFICER, SECRETARY AND ASSISTANT
                                               TREASURER (PRINCIPAL FINANCIAL
                                               AND ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

Exhibit Number                                         Description of Exhibits
--------------                                         -----------------------
     10                                                Promissory Note
     27                                                Financial Data Schedule