Form 10-Q
period 1998-11-30
BRILL MEDIA CO LLC
filed 1999-01-14
CIK 1052567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ______________.

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

                      _X_ YES                     ___ NO

                            TABLE OF CONTENTS


PART NO.   ITEM NO.                                                     Page No.
--------   --------                                                     --------

  I          1          FINANCIAL STATEMENTS
                        Consolidated Statements of Financial Position
                        November 30, 1998 and February 28, 1998                3

                        Consolidated Statements of Operations and
                        Members' Deficiency for the Three Months
                        Ended November 30, 1998 and 1997 and
                        Nine Months Ended November 30, 1998 and 1997           4

                        Consolidated Statements of Cash Flows for the
                        Nine Months Ended November 30, 1998 and 1997           5

                        Notes to Consolidated Financial Statements             6

             2          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS                                  7

  II         6          EXHIBITS AND REPORTS ON
                        FORM 8-K                                              15

PART I

ITEM 1.  FINANCIAL STATEMENTS

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                  Consolidated Statements of Financial Position

                                                            November 30      February 28
                                                               1998             1998
                                                           ------------------------------
                                                            (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                               $   6,118,135    $  10,917,613
   Accounts receivable, net                                    6,291,936        3,544,246
   Interest receivable on notes from managed affiliates               --          324,357
   Inventories                                                   554,992          628,711
   Other current assets                                          705,685          567,632
                                                           ------------------------------
Total current assets                                          13,670,678       15,982,559

Notes receivable from managed affiliates                      18,025,747       16,315,747

Property and equipment                                        22,971,745       20,713,615
Less:  Accumulated depreciation                                9,922,192        8,874,995
                                                           ------------------------------
Net property and equipment                                    13,049,553       11,838,620

Goodwill and FCC licenses, net                                11,804,223       12,056,591
Covenants not to compete, net                                  4,053,763        3,884,427
Other assets, net                                              6,029,162        6,071,047
                                                           ------------------------------
                                                              21,887,148       22,012,065
Amount due from affiliate                                      3,076,729               --
                                                           ------------------------------
                                                           $  69,709,855    $  66,148,991
                                                           ==============================

Liabilities and members' deficiency
Current liabilities:
   Amounts payable to affiliates                           $     632,091    $     724,587
   Accounts payable                                            1,757,797          745,210
   Accrued payroll and related expenses                          782,208          595,762
   Accrued interest                                            3,666,816        1,341,390
   Other accrued expenses                                        537,626          195,378
   Current maturities of long-term obligations                 1,160,162        1,005,875
                                                           ------------------------------
Total current liabilities                                      8,536,700        4,608,202

Long-term notes and other obligations                        113,154,404      109,050,787
Members' deficiency                                          (51,981,249)     (47,509,998)
                                                           ------------------------------
                                                           $  69,709,855    $  66,148,991
                                                           ==============================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

          Consolidated Statements of Operations and Members' Deficiency
                                   (Unaudited)

                                                   Three Months Ended              Nine Months Ended
                                                       November 30                    November 30
                                                  1998            1997            1998            1997
                                              ------------------------------------------------------------
Revenues                                      $ 10,789,764    $  7,874,950    $ 31,482,863    $ 22,975,007

Operating expenses:
   Operating departments                         7,718,187       5,580,750      22,511,320      15,685,093
   Incentive plan                                       --          60,000              --         545,000
   Management fees                                 695,106         526,717       2,021,895       1,598,431
   Time brokerage agreement fees                    12,000          12,000          36,000          36,000
   Consulting                                       92,025          62,998         216,021         180,994
   Depreciation                                    369,453         264,408       1,074,926         772,720
   Amortization                                    347,855         284,450       1,020,042         525,165
                                              ------------------------------------------------------------
                                                 9,234,626       6,791,323      26,880,204      19,343,403
                                              ------------------------------------------------------------
Operating income                                 1,555,138       1,083,627       4,602,659       3,631,604

Other income (expense):
   Interest - managed affiliates                   525,291         656,643       1,551,657       1,220,225
   Interest - affiliates, net                       49,066          65,240          39,810         193,318
   Interest - other, net                        (3,385,574)     (3,060,260)     (9,969,358)     (7,450,455)
   Amortization of deferred financing costs       (149,615)       (198,948)       (449,247)       (481,824)
   Gain (loss) on sale of assets, net                4,278           2,356           4,278          (6,592)
   Other, net                                      (34,371)        (22,845)       (130,307)        (44,808)
                                              ------------------------------------------------------------
                                                (2,990,925)     (2,557,814)     (8,953,167)     (6,570,136)
                                              ------------------------------------------------------------
Loss before income taxes                        (1,435,787)     (1,474,187)     (4,350,508)     (2,938,532)
Income tax provision                                55,183          24,884         136,783         102,750
                                              ------------------------------------------------------------
Net loss                                        (1,490,970)     (1,499,071)     (4,487,291)     (3,041,282)
Members' deficiency, beginning of period       (50,490,279)    (31,150,194)    (47,509,998)    (26,609,973)
Capital contributions                                   --           1,020          16,040           3,010
Distributions                                           --      (9,210,000)             --     (12,210,000)
                                              ------------------------------------------------------------
Members' deficiency, end of period            $(51,981,249)   $(41,858,245)   $(51,981,249)   $(41,858,245)
                                              ============================================================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                Nine Months Ended November 30
                                                                                     1998            1997
                                                                                -----------------------------
Operating activities
Net loss                                                                         $ (4,487,291)   $ (3,041,282)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization                                                    2,094,968       1,297,885
   Amortization of deferred financing costs and original issue                      3,961,109         481,824
     discount
   Management fees accrual                                                            560,172         553,933
   Affiliate interest accrual                                                         283,448        (198,235)
   Additional interest accrual                                                             --       2,020,592
   Incentive plan accrual                                                                  --         545,000
   (Gain) loss on sale of assets, net                                                  (4,278)          6,592
   Changes in operating assets and liabilities, net of effect of acquisitions:
      Accounts receivable                                                          (2,520,357)       (720,295)
      Other current assets                                                            (59,294)       (344,196)
      Accounts payable                                                                983,445         445,010
      Other accrued expenses                                                        2,809,119        (392,971)
                                                                                -----------------------------
Net cash provided by operating activities                                           3,621,041         653,857

Investing activities
Purchase of property and equipment                                                 (1,348,001)       (609,885)
Purchase of newspapers, net of cash acquired                                          (50,000)       (899,642)
Proceeds from sale of assets                                                           54,895          30,415
Payment for noncompetition agreement                                                 (450,000)     (3,000,000)
Loans to managed affiliates                                                        (1,710,000)    (14,585,868)
Loan to affiliate                                                                  (3,000,000)             --
Decrease in amounts due from affiliates                                                    --       4,157,453
Increase in other assets                                                              (46,510)       (127,295)
                                                                                -----------------------------
Net cash used in investing activities                                              (6,549,616)    (15,034,822)

Financing Activities
Increase (decrease) in amounts due to affiliates                                     (690,819)        353,108
Payment of deferred financing costs                                                  (491,802)       (518,025)
Principal payments on long-term obligations                                          (758,769)       (695,324)
Proceeds from long-term borrowings                                                     54,447      26,781,988
Capital contributions                                                                  16,040           3,010
Distributions                                                                              --     (12,210,000)
                                                                                -----------------------------
Net cash provided by (used in) financing activities                                (1,870,903)     13,714,757
                                                                                -----------------------------
Net decrease in cash and cash equivalents                                          (4,799,478)       (666,208)
Cash and cash equivalents at beginning of period                                   10,917,613         775,363
                                                                                -----------------------------
Cash and cash equivalents at end of period                                       $  6,118,135    $    109,155
                                                                                =============================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Brill Media Company, LLC (BMC) and its subsidiaries, all of which are wholly owned (collectively the Company). BMC's members are directly owned by Alan R. Brill (Mr. Brill). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included along with the elimination of all intercompany balances and transactions. Operating results for both the three month and the nine month periods ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1998.

2.   Pending Dispositions and Completed Acquisitions

     On October 24, 1997, the Company entered into contracts to sell the operating assets of its Missouri stations (collectively, the Missouri Properties). The Company also executed Time Brokerage Agreements (TBAs) under which the proposed buyers provide programming and related services to the Missouri Properties beginning November 1, 1997, for $50,000 per month, until transfer of the Federal Communications Commission (FCC) licenses is complete. Accordingly, other than pursuant to the TBAs, no broadcast revenue or operating expenses were recorded for the Missouri Properties subsequent to October 31, 1997. Applications for transfer of the broadcast licenses of the Missouri Properties have been filed with the FCC by the buyers. A local market competitor has objected to the transfer of the licenses and on December 12, 1997, filed with the FCC a Petition to Deny the license transfers and to terminate the TBAs. The Attorney General of the State of Missouri on January 9, 1998 filed a civil investigative demand on the Company to provide documents in order to consider whether the proposed transactions would violate federal or Missouri antitrust laws. The Company complied with the demand. The Attorney General of the State of Missouri has since filed comments with the FCC objecting to the proposed transfers. The FCC has taken no further action on the Petition to Deny. The Company believes that, even if the Petition to Deny were granted, any adverse consequences to the Company would not be material.

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

     On November 1, 1998, the Company acquired three weekly shopping guide publications and a print distribution operation reaching approximately 66,000 households in the north-western portion of the lower peninsula of Michigan (the 1999 News acquisition) for total consideration of $1,760,000, which consisted of $500,000 cash at closing, a secured seller note and a six year covenant not to compete.

3.   Long Term Debt

     Long-term obligations include the Company's 12% senior notes due 2007 (the Notes) and appreciation notes due 2007 (the Appreciation Notes). The Notes are senior unsecured obligations of BMC and a subsidiary of BMC, Brill Media
Management, Inc. (Media). The Appreciation Notes are unsecured subordinated obligations of BMC and Media. The Notes and Appreciation Notes are unconditionally guaranteed, fully, jointly, and severally, by each of the Company's subsidiaries other than Media (the Guarantors) all of which are wholly owned. BMC is a holding company and has no operations, assets, or cash flows separate from its investments in its subsidiaries. Accordingly, separate financial statements and other disclosures concerning Media and the Guarantors have not been presented because management has determined that they would not be material to investors.

4.   Affiliate Transaction

     During fiscal year 1999, the Company has advanced $1,710,000 to certain of its affiliates (the Managed Affiliates) under the existing Managed Affiliates Notes (which are described in Item 2 below).

ITEM 2. MANAGEMENT'S DISSCUSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information and Basis of Presentation

     The Company is a diversified  media  enterprise  that  acquires,  develops, manages, and operates radio stations, newspapers and related businesses in middle markets. The Company presently owns, operates, or manages fifteen radio stations (the Stations) serving five markets located in Pennsylvania, Kentucky/Indiana, Colorado, Minnesota/Wisconsin, and Missouri. The Company's newspaper businesses (the Newspapers) operate integrated newspaper publishing, printing and print advertising distribution operations, providing total-market print advertising coverage throughout a thirty-five-county area in the central and northern portions of the lower peninsula of Michigan. This operation offers a three-edition daily newspaper, twenty-five weekly publications, web offset printing operations for Newspapers' publications and outside customers, and private distribution systems. Mr. Brill founded the business and began its operations in 1981. The Company's overall operations, including its sales and marketing strategy, long-range planning, and management support services are managed by Brill Media Company, L.P., a limited partnership indirectly owned by Mr. Brill.

Recent Developments

     In December 1998, the Company received notice from the FCC that the petition to deny license renewal for KUAD-FM located in Windsor, Colorado, has been dismissed and license renewal granted.

     In December 1998, the Company received notice from the FCC that the request for transfer of the KTRR-FM license to the Company has been granted. This station is located in Loveland, Colorado. The Company is currently operating the radio station under a TBA and is working toward completion of the acquisition.

Results of Operations

     The Company's unaudited consolidated financial statements tend not to be directly comparable from period to period due to both completed acquisitions and pending dispositions. These activities are identified in the notes to the audited and unaudited consolidated financial statements of the Company.

Three Months Ended November 30, 1998 Compared to Three Months Ended November 30, 1997

     Revenues for the three months ended November 30, 1998 were $10.8 million, a $2.9 million or 37.0% increase from the prior comparative period. For the current quarter, Stations' revenues represented $4.1 million and Newspapers' revenues represented $6.7 million.

     Stations' revenues, excluding the Missouri Properties, increased $.5 million or 14.0% from the prior comparative period. Total revenues of the Stations increased $.3 million from the prior comparative period.

     The Newspapers' revenues increased $2.6 million or 65.5% from the prior comparative period. The 1999 and 1998 News acquisitions accounted for $2.4 million of the increase.

     Operating expenses for the three months ended November 30, 1998 were $9.2 million, a $2.4 million or 36.0% increase from the prior comparative period.

     The Stations' operating expenses, excluding the Missouri Properties, increased $.3 million or 10.7% over the prior comparative period primarily as a result of salary and promotional related expenditures necessary for continued market expansion. Total operating expenses of the Stations were unchanged from the prior comparative period.

     The Newspapers' operating expenses increased $2.5 million over the prior comparative period. Of this increase, $2.3 million was attributable to the 1999 and 1998 News acquisitions.

     As a result of the above, operating income for the three months ended November 30, 1998 was $1.6 million, up $.5 million from the prior comparative period.

     Other income (expense) for the three months ended November 30, 1998 was $3.0 million of net expense, an increase of $.4 million or 16.9% over the prior comparative period. This is primarily due to an increase in interest expense associated with the additional borrowing and financing activities for the acquisitions referenced above.

Nine Months Ended November 30, 1998 Compared to Nine Months Ended November 30, 1997

     Revenues for the nine months ended November 30, 1998 were $31.5 million, a $8.5 million or 37.0% increase from the prior comparative period. For the current fiscal year, Stations' revenues represented $11.6 million and Newspapers' revenues represented $19.9 million.

     Stations' revenues, excluding the Missouri Properties, grew $.9 million or 8.4% from the prior comparative period due to continued operations growth. Total revenues of the Stations decreased $.2 million from the prior comparative period.

     The Newspapers' revenues increased $8.7 million or 78.6% from the prior comparative period. The 1999 and 1998 News acquisitions accounted for $8.0 million of the increase.

     Operating expenses for the nine months ended November 30, 1998 were $26.9 million, a $7.5 million or 39.0% increase from the prior comparative period.

     The Stations' operating expenses, excluding the Missouri Properties, increased $1.1 million or 12.8% from the prior comparative period primarily as a result of salary and promotional related expenditures necessary for continued market expansion. The total operating expenses of the Stations were unchanged from the prior comparative period.

     The 1999 and 1998 News acquisitions represented $7.3 million of increased operating expenses.

     As a result of the above, operating income for the nine months ended November 30, 1998 was $4.6 million, an increase of $1.0 million or 26.7% from the prior comparative period.

     Other income (expense) for the nine months ended November 30, 1998 was $9.0 million of net expense, an increase of $2.4 million or 36.3% over the prior comparative period. Of this increase, $2.5 million is due to an increase in interest expense associated with the additional borrowings under the Notes and financing activities for the acquisitions referenced above, offset by $.3 million of increased managed affiliate interest income.

Liquidity and Capital Resources

     Generally, the Company's operating expenses are paid before its advertising revenues are collected. As a result, working capital requirements have increased as the Company has grown and will likely increase in the future. During the nine months ended November 30, 1998, accounts receivable net of accounts payable increased by $1.7 million, as a result of seasonal fluctuations and the 1999 and 1998 News acquisitions.

     Net cash provided by operating activities was $3.6 million for the nine months ended November 30, 1998. The increase of $3.0 million from the comparative fiscal 1998 period is primarily attributable to cash flow generated by the operating activities of the 1998 News acquisitions and the change to a semi-annual frequency of interest payments (June/December) offset by increased payments of managements fees, along with the timing related to the collection of receivables and the payment of operating expenses.

     Net cash used in investing activities was $6.5 million for the nine months ended November 30, 1998. The cash used in investing activities for the current reporting period is primarily attributable to the additional loans to Managed Affiliates, a loan to an affiliate, the 1999 News Acquisition and purchase of property and equipment. The decrease of $8.5 million in cash used in investing activities from the prior comparative reporting period is related primarily to decreased loans to Managed Affiliates, news acquisitions and non-compete agreement payments, offset by increased purchases of property and equipment and the prior year receipt of amounts due from affiliates.

     Net cash used in financing activities was $1.9 million for the nine months ended November 30, 1998. The use of cash for the current reporting period is attributable primarily to payments of amounts due to affiliates, deferred financing costs and long-term obligations. The decrease of $15.6 million in cash provided by financing activities from the prior comparative reporting period is related primarily to the increased payment of amounts due to affiliates and fiscal 1998 proceeds from long-term borrowings net of distributions.

     Media cashflow was $10.83 million and $8.53 million for the nine month periods ended November 30, 1998 and 1997, respectively. Media cashflow represents EBITDA plus incentive plan expense, management fees, time brokerage fee expense, consulting expense, income from temporary cash investments and interest income from loans made by the Company to Managed Affiliates. EBITDA is generally defined as net income plus the income tax provision, consolidated interest expense, depreciation expense and amortization expense. Media cashflow and EBITDA as used above include the earnings of unrestricted subsidiaries and therefore differ from the same terms as defined in the indenture under which the Company's Notes were issued (the Indenture).

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

     The Company has loaned approximately $18.0 million to Managed Affiliates and received in return the Managed Affiliate Notes which are unsecured, mature on January 1, 2001 and bear interest at a rate of 12% per annum. The proceeds of such loans have been used by the Managed Affiliates to purchase property, equipment, and intangibles and provide working capital. It is anticipated that similar relationships may be initiated with other affiliates in the future. The aggregate amount of Managed Affiliate Notes may not exceed $20 million unless the Company first obtains a written opinion of an independent investment bank of nationally recognized standing that such transaction is fair to the Company from a financial point of view. For the nine month period ended November 30, 1998, the Managed Affiliates reported combined revenues of $3.7 million, net loss of $1.7 million and media cash flow of $.74 million.

     The Notes require semi-annual cash interest payments on each June 15 and December 15 of $3.9 million through December 15, 1999 and $6.3 million from June 15, 2000 until maturity. The holders of the Appreciation Notes have the right to require redemption of the Appreciation Notes at various prices and upon various events (including an initial public offering) and dates, including a right to require redemption of the Appreciation Notes at an aggregate price of $24 million on June 30, 2003 if an initial public offering has not occurred on or before that date. The Company intends, subject to its rights under the Indenture, to redeem the Appreciation Notes on June 15, 1999 at a redemption price of $3 million, but there can be no assurances that it will meet the conditions under which those rights can be exercised. The Company anticipates if necessary, the possibility of an additional equity contribution by Mr. Brill, which the Company believes would allow it to redeem the Appreciation Notes. However, there can be no assurances that the Company or Mr. Brill will have sufficient resources to redeem the Appreciation Notes or make an additional equity contribution.

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

     The Indenture limits the Company's ability to incur additional indebtedness. In addition to certain other permitted indebtedness, the Indenture permits the Company to incur indebtedness under revolving credit facilities. Limitations in the Indenture on the Company's ability to incur additional indebtedness, together with the highly leveraged nature of the Company, could limit operating activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital investments and to take advantage of business opportunities.

     The Company's primary liquidity needs are to fund capital expenditures, provide working capital, meet debt service requirements and make acquisitions. The Company's principal sources of liquidity are expected to be cashflow from operations, cash on hand, consummation of the sale of the Missouri Properties and indebtedness permitted under the Indenture. The Company believes that liquidity from such sources should be sufficient to permit the Company to meet its debt service obligations, capital expenditures and working capital needs for the next 12 months, although additional capital resources may be required in connection with the further implementation of the Company's acquisition strategy and the potential redemption of the Appreciation Notes on June 15, 1999.

     During the nine month  period  ended  November  30,  1998,  the Company has
expended   $1.3  million  to  purchase   property  and  equipment  and  projects
approximately

$.3 million will be required during the fourth quarter of fiscal year 1999. The increase in projected capital expenditures for fiscal 1999 is primarily due to improvements at broadcast transmission facilities and Newspaper acquisition activities.

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

Year 2000

     The Company has commenced a process to ensure year 2000 compliance of all hardware; software; the Stations' broadcast systems; the Newspapers' publishing, production and distribution systems; business office systems; and ancillary equipment that are date dependent. The process involves three phases:

Phase I - Inventory and Data Collection

     This phase involves inventorying the above categories at each of the Company's locations to identify date dependent items. This phase was commenced in the fourth quarter of fiscal 1998 and has been substantially completed as of the date hereof.

Phase II - Remediation

     This phase involves requests to information and non-information technology system vendors for verification that the items identified in Phase I as being date dependent are in fact Year 2000 compliant. This portion of the phase was commenced in the first quarter of fiscal 1999 and has been substantially completed as of the date hereof. This phase also includes implementing the steps necessary to upgrade and/or replace necessary items, for which a projected completion date is identified below.

o The Company has concluded, through written confirmations and manufacturer website notices, that essentially all local area network (LAN) hardware and software, business office software and systems, and broadcast systems for the Stations are year 2000 compliant.

o The Company has determined that, for the Stations, one production and on-air system still requires upgrading and a minor number of personal computers at various locations will require replacement. It is expected that these actions will be completed by the end of the third quarter of fiscal year 2000.

o The Company has concluded, through written confirmations and manufacturer website notices, that essentially all LAN hardware and software along with publishing and production systems for the Newspapers are year 2000 compliant.

o The Company has determined that, for the Newspapers, one distribution software package will require replacement, the accounting software at two locations will require upgrading and a minor number of personal computers at various locations will require replacement. It is expected that these actions will be completed by the end of the third quarter of fiscal year 2000.

Phase III - Verification

     This phase involves reviewing all manufacturer websites on a quarterly basis for any change in status and testing all items that are date dependent. It is expected testing will be completed during the third quarter of fiscal year 2000.

Summation

     To date, the Company believes that its major systems and equipment are Year 2000 compliant. The Company is not aware of any non-compliance that would be material to repair or replace or that would have a material effect on operations if compliance were not achieved, and accordingly the Company has not developed a detailed contingency plan. The Company does not believe that non-compliance in any systems that have not yet been reviewed would result in material costs or disruption. The total cost of the Year 2000 project is estimated at approximately $.3 million of which substantially all will be incurred in calendar 1999. All expenditures are for capital projects and are anticipated to be funded through operating cash flows. The Company is not aware of any non-compliance by its customers or suppliers that would have a material impact on operations. The Company has and will continue to correspond with customers and suppliers through the coming twelve months with a view to eliminating or limiting interruptions to operations. However, given the uncertainties associated with the scope of the Year 2000 issue, there can be no assurances that Year 2000 related deficiencies and required corrective measures will not have a material adverse effect on the Company's business, financial conditions or results of operations.

Forward-Looking Statements

     Certain items in this Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, risks and uncertainties relating to leverage, the need for additional funds, consummation of the pending acquisitions, redemption of the Appreciation Notes, integration of the recently completed acquisitions, the ability of the Company to achieve certain cost savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio and newsprint as a communication/advertising medium and changing consumer tastes. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibit is furnished with this report: Exhibit 27 -- Financial Data Schedule.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BRILL MEDIA COMPANY, LLC

                                    By: BRILL MEDIA MANAGEMENT, INC.,
                                        Manager


January 14, 1999                    By /s/ Alan R. Brill
                                       ----------------------------------
                                               Alan R. Brill
                                       DIRECTOR, PRESIDENT, CHIEF
                                       EXECUTIVE OFFICER AND TREASURER



January 14, 1999                    By /s/ Donald C. TenBarge
                                       ----------------------------------
                                           Donald C. TenBarge
                                        VICE PRESIDENT, CHIEF FINANCIAL
                                        OFFICER, SECRETARY AND TREASURER
                                        (PRINCIPAL FINANCIAL
                                        AND ACCOUNTING OFFICER)