Form 10-K
period 1999-02-28
BRILL MEDIA CO LLC
filed 1999-06-01
CIK 1052567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

_X_          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999

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

                                      None

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

================================================================================
 Part No  Item No     Description                                        Page No
--------------------------------------------------------------------------------

   I      1     Business                                                       3
          2     Properties                                                    20
          3     Legal Proceedings                                             20
          4     Submission of Matters to a Vote of Security Holders           20

  II      5     Market for the Registrant's Common Equity and Related
                Stockholder Matters                                           21
          6     Selected Consolidated Financial Data                          21
          7     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           23
          7A    Quantitative and Qualitative Disclosures About Market
                Risk                                                          33
          8     Financial Statements and Supplementary Data                   34
          9     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                           54
 III     10     Directors and Executive Officers of the Registrant            54
         11     Executive Compensation                                        56
         12     Security Ownership of Certain Beneficial Owners and           57
                Management
         13     Certain Relationships and Related Transactions                58
  IV     14     Exhibits, Financial Statement Schedules, and Reports          59
                on Form 8-K

================================================================================

PART I

ITEM 1.  BUSINESS

General

     Brill Media Company, LLC, a Virginia limited liability company (BMC), collectively with its direct and indirect subsidiaries (Subsidiaries), is referred to herein as the "Company." The Company is a diversified media enterprise that acquires, develops, manages, and operates radio stations, newspapers and related businesses in middle markets. The Company presently owns, operates, or manages fifteen radio stations (Stations) serving five markets located in Pennsylvania, Kentucky/Indiana, Colorado, Minnesota/Wisconsin, and Missouri. The Company's newspaper businesses (Newspapers) operate integrated newspaper publishing, printing and print advertising distribution operations, providing total-market print advertising coverage throughout a thirty-six county area in the central and northern portions of the lower peninsula of Michigan. This operation offers a three-edition daily newspaper, twenty-six weekly publications, web offset printing operations for Newspapers' publications and outside customers, and private distribution systems.

     The Company is wholly owned indirectly by Alan R. Brill (Mr. Brill), who founded the business and began its operations in 1981. The Company's overall operations, including its sales and marketing strategy, long-range planning, and management support services are managed by Brill Media Company, L.P. (BMCLP), a limited partnership indirectly owned by Mr. Brill. See "Item 13. Certain Relationships and Related Transactions" beginning on page 58.

     The Company generally considers radio "middle markets" to be markets ranked 80 to 200 by the Arbitron Company (Arbitron). The Company considers "middle markets" for purposes of its newspaper operations to be generally comparable to the smaller markets in such range.

Recently Completed Transactions

     In November 1998, the Company acquired three weekly shopping guide publications and a print distribution operation reaching approximately 66,000 households in the northwestern portion of the lower peninsula of Michigan. In February 1999, the Company completed the purchase of radio station KTRR-FM, located in Loveland, Colorado, which it had been operating pursuant to a TBA since August 5, 1996. These transactions are more fully described in Note 3 to the financial statements included in this report.

Pending Transactions

     Subsidiaries of the Company have entered into agreements to sell three radio stations in central Missouri (Missouri Properties). These transactions are described in

Note 3 to the financial statements included in this report and are referred to herein as the "Pending Transactions."

Radio Stations Overview

     Unless otherwise indicated herein, ratings and Metro rank for the Company's markets have been obtained from Arbitron's RADIO MARKET REPORT issued during the fall of 1998. Revenue rankings in the Company's radio markets have been derived by comparing the Company's revenues in each market to the revenues for the Company's competitors (utilizing the estimated revenues for each competing radio station as provided by BIA Publications, Inc.). No published market revenues or revenue rankings on the Fort Collins market are available, and market revenues and revenue ranking in the market have been estimated by the Company, without the benefit of any independent investigation or confirmation, on the basis of its knowledge of such market and published retail sales statistics. The Missouri Properties have operated pursuant to TBAs (as defined below) since November 1, 1997 and, therefore, no audience ratings or market advertising revenues are provided.

     The terms local marketing agreement (LMA), time brokerage agreement (TBA) and joint sales agreement (JSA) are referred to in various places in this Report. An LMA or TBA refers to an agreement, although it may take various forms, under which one party agrees in consideration of a fee paid to provide, on a cooperative basis, the programming, sales, marketing and similar services for a separately owned radio station located in the same radio market and realize the financial benefit of such activities. A JSA refers to an agreement, similar to an LMA or TBA, under which a radio station agrees to provide the sales and marketing services for another station while the owner of such other radio station provides the programming for such other radio station. LMAs, TBAs and JSAs are more fully described in "Federal Regulation of Radio Broadcasting" beginning on page 11.

     Set forth below is a list of the Stations, specifying their broadcasting frequency, Federal Communications Commission (FCC) class, format, control, market, Arbitron market rank and station group rank by Metro ratings and revenues in the respective market coverage area.

                                                                                         Station Group Rank
                                                                                         --------------------
                                                                              Arbitron
                            FCC                  Owned/                       Market
 Station         Frequency  Class    Format      Managed      Market(s)            Rank   Rating    Revenues
 -------------- ----------- -------- ----------- ------------ --------------- ---------- -------- -----------

 WIOV-FM          105.1(1)  FM-B     Country     Owned        Lancaster,            110        1           1
                                                              PA(1)

                                                              Reading, PA(1)        131        2

 WBKR-FM              92.5  FM-C     Country     Owned        Evansville, IN     125(2)     1(2)           1

 WKDQ-FM              99.5  FM-C     Country     Managed (3)  and Owensboro/                2(2)

 WSTO-FM              96.1  FM-C     Adult Hits  Managed (3)  Henderson, KY                 3(2)

 WOMI-AM              1490  AM-C     News/Talk   Owned

 WVJS-AM              1420  AM-B     News/Talk   Managed (3)

 KTRR-FM             102.5  FM-C2    Adult Hits  Owned        Fort Collins/         133        1           1

 KUAD-FM              99.1  FM-C1    Country     Owned        Greeley/                         2
                                                              Loveland, CO

 KKCB-FM             105.1  FM-C1    Country     Owned        Duluth, MN/ and       213        1           1

 KLDJ-FM             101.7  FM-C2    Oldies      Owned        Superior, WI                     2

 WEBC-AM               560  AM-B     News/Talk   Owned

 KATI-FM              94.3  FM-C2    Country     Owned (4)    Jefferson City/   N/A (5)  N/A (5)     N/A (5)

 KTXY-FM             106.9  FM-C     Adult Hits  Owned (4)    Columbia/

 KLIK-AM               950  AM-B     Country     Owned (4)    Lake of the
                                                              Ozarks, MO

(1) WIOV-FM serves both Lancaster and Reading. The Company also owns and operates WIOV-AM, an AM-C station in Reading. Ratings and revenue ranks for WIOV-FM include WIOV-AM.

(2) The Company estimates that on a combined basis the Evansville/Owensboro/Henderson market would have an Arbitron rank of 125 based on separate rankings of 151 and 259 for Evansville and Owensboro, respectively. Station Group Rank - Rating for the Evansville/Owensboro/Henderson market is provided on the FM station's primary Metro area and includes the associated AM. WBKR-FMs Metro area is that of Owensboro with WKDQ-FM and WSTO-FM covering Evansville.

(3) WKDQ-FM, WSTO-FM and WVJS-AM are operated by the Company and owned by entities (Managed Affiliates) which are indirectly owned by Mr. Brill but are not Subsidiaries.

(4) The Missouri Properties (KATI-FM, KTXY-FM and KLIK-AM) are under contract for sale. See Note 3 of the financial statements included in this report.

(5) The Missouri Properties servicing Jefferson City/Columbia/Lake of the Ozarks, Missouri have operated pursuant to TBAs with their proposed buyers since November 1, 1997 and accordingly, no rankings are provided for the Missouri Properties.

Radio Industry Overview

     Radio stations generate the majority of their revenue from the sale of advertising time to local and national spot advertisers and national network advertisers. Radio is considered an efficient means of reaching specifically identified demographic groups. Radio stations are typically classified by their on-air format, such as country, adult contemporary, oldies or news/talk. A radio station's format and style of presentation enable it to target certain demographic and geographic groups. By capturing a specific listening audience share of a market's radio audience, with particular concentration in a targeted demographic group, a radio station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and radio stations utilize data published by audience measuring services, such as Arbitron, to estimate how many people within particular geographic markets and demographic groups listen to specific radio stations.

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

     The Company believes that the radio business in middle markets differs significantly from that of the major markets. This distinction is characterized by the lesser number of radio stations in smaller markets, the lesser number of advertising alternatives, the greater relevance of any single business (or radio station) to the market's life, the greater proportion of advertising that is sold locally as opposed to national accounts and the much smaller proportion of advertising that is controlled by agencies. For these reasons, in middle markets a radio station has greater flexibility in competitive and sales strategy and has greater control, through its own direct marketing efforts, on its own success, as compared to major markets.

     With fewer competitors in a middle market, a radio station can pursue listeners on a broader basis and serve a broader spectrum of advertisers, be less subject to competitive changes of competitors and, most importantly, deal directly with customers and around agencies if necessary to demonstrate and convince advertisers of the effectiveness of advertising on the station. A radio station does not have to wait for programming to be successful to draw customers when it can deal with potential clients directly on the basis of its effectiveness.

     As a result of ownership deregulation (see "Federal Regulation of Radio Broadcasting", beginning on page 11), middle market owners also can achieve the mass and efficiencies of major market operations through multiple radio station ownership. Such deregulation has greatly increased opportunities for ownership of radio stations in middle markets and has greatly increased the liquidity of radio station trading in the marketplace and, therefore, the liquidity that the financing markets are willing to offer.

Newspapers Overview

         Set forth below is a list of the Newspapers' publications in the state of Michigan and their respective circulation.

 Newspaper                                        Location          Circulation
 -------------------------------------------------------------------------------
 Morning Sun                                    Mt. Pleasant            12,700
 Isabella County Herald                         Mt. Pleasant            16,200
 Mt. Pleasant Buyers Guide                      Mt. Pleasant            28,600
 Clare County Buyers Guide                      Clare                   14,900
 Alma Reminder                                  Alma                    20,600
 Cadillac Buyers Guide                          Cadillac                22,200
 Carson City Reminder                           Carson City             11,000
 Edmore Advertiser                              Edmore                  16,200
 Hemlock Shoppers Guide                         Hemlock                 12,400
 Gladwin Buyers Guide                           Gladwin                 17,200
 Midland Buyers Guide                           Midland                 28,000
 St. Johns Reminder                             St. Johns               17,600
 The Northeaster Shopper (North Edition)        Tawas City              23,400
 The Northeastern Shopper (South Edition)       Tawas City              15,700
 Northern Star                                  Alpena                  18,500
 Alpena Star                                    Alpena                  19,400
 Presque Isle Star                              Alpena                   7,500
 Petoskey Star Ad-Vertiser                      Petoskey                13,200
 Charlevoix County Star                         Petoskey                10,100
 Star Ad-Vertiser                               Kalkaska                14,700
 Star Buyer's Guide                             West Branch             30,300
 Roscommon County Star                          Prudenville             13,200
 Straits Area Star                              Cheboygan               15,800
 Preview Community Weekly                       Traverse City           35,000
 AdVisor Community Weekly                       Traverse City            8,000
 Green Sheets                                   Traverse City           25,000
                                                                    ----------
                                                                       467,400
                                                                    ==========

     The Newspapers serve a thirty-six county area of small communities in the central and northern portions of the lower peninsula of Michigan, where there are few other newspapers, one local television station, and few radio stations. The Company has central offices and production facilities in Mt. Pleasant, Michigan and Gaylord, Michigan and leads the central and northern Michigan markets in media billings.

     The Company's three edition daily newspaper, the MORNING SUN, has a paid circulation averaging 12,700 readers and is the only daily newspaper published in Gratiot, Isabella and Clare counties. The Company's weekly newspaper and twenty-six weekly shopping guides are delivered free to more than 400,000 households in the central and northern portions of the lower peninsula of Michigan. The Company's multiple products and private delivery systems permit advertisers to buy customized advertising coverage for the portion of the local market that best reaches their potential customers. The Company also publishes numerous niche publications such as vacation guides and a monthly business report. The Newspapers have a widely diversified base of advertising and printing customers and during the year ended February 28, 1999, no one customer represented more than 2% of the Company's revenues.

     The Newspapers' market covers an area approximately 120 miles by 240 miles, containing a total population in excess of 900,000 people. The area's relatively low population density makes print the only medium to serve the market efficiently. The Newspapers' market coverage includes the Michigan counties of Alcona, Alpena, Antrim, Arenac, Benzie, Clare, Charlevoix, Cheboygan, Clinton, Crawford, Emmet, Gladwin, Grand Traverse, Gratiot, Ionia, Iosco, Isabella, Kalkaska, Leelanau, Mecosta, Midland, Missaukee, Montcalm, Montmorency, Oscoda, Ogemaw, Osceola, Ostego, Presque Isle, Roscommon, Saginaw, Shiawassee, Wexford and parts of Bay, Lake and MacKinac counties.

     DISTRIBUTION. In addition to delivering its publications, the Newspapers also deliver over 122.5 million advertising insert pieces per year to residents in the central and northern portions of the lower peninsula of Michigan. Customized delivery to a particular zone can be specifically created for an advertiser to reach as few as 150 households or more than 400,000 households on a given day at less than half the cost charged by the post office. Newspapers' distribution systems include approximately 720 independent contractor delivery personnel and enable an advertiser to buy any part of the Company's distribution area that best serves the advertiser's needs.

Newspaper Industry Overview

     Newspaper publishing is one of the oldest and largest segments of the media industry. Newspapers are an important medium for local advertising. The newspaper industry in the United States is comprised of the following segments: national and major metropolitan dailies; small metropolitan suburban dailies; suburban and community non-dailies; and free circulation "total market coverage" publications and shoppers (Shoppers).

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

     Shoppers provide nearly 100% penetration in their areas of distribution and generally derive revenues solely from advertising. These publications have limited or no news or editorial content. The Shoppers are delivered by carriers and are free to the consumer.

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

     If and when achieved, new acquisitions may adversely affect near-term operating results due to increased capital requirements, transitional management and operating adjustments, increased interest costs associated with acquisiton debt, and other factors. Any future acquisitions may be highly-leveraged, and such acquisitions well may increase the Company's overall leveraged position. There can be no assurance that debt or equity financing for such acquisitions will be available on acceptable terms, or that the Company will be able to identify or consummate any new acquisitions. Any failure to make necessary acquisitions, or the making of unsuccessful acquisitions, could have a material, adverse effect on the future financial condition and operating results of the Company.

Advertising Sales

     Virtually all of the Company's revenue is generated from local, regional and national advertising for its Stations and Newspapers. During the year ended February 28, 1999, approximately 97% of the Company's revenues were generated from the sale of local and regional advertising. Additional revenue is generated from the sale of national advertising, network compensation payments and other miscellaneous transactions. The major categories of the Company's advertisers include retailers, restaurants, fast food, automotive and grocery. Each local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency with emphasis placed on direct contact. In so doing, the Company seeks to address individual advertiser needs and more effectively design an advertising campaign to help the advertiser sell its product. The Company employs personnel in each of its markets to produce advertisements for the customers. National sales are obtained via outside firms specializing in advertising on a national level. The firms are paid a commission based on a percentage of gross revenue from national advertising. Local and regional sales are predominantly generated by the Company's local sales staff.

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

     Past changes in the FCC's policies and rules permit increased ownership and operation of multiple local radio stations. Management believes that radio stations that operate under common management or elect to take advantage of joint arrangements such as LMAs or JSAs may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services. Although the Company currently operates multiple Stations in each of its markets and intends to pursue the creation of additional multiple radio station groups, the Company's competitors in certain markets include operators of multiple radio stations or operators who already have entered into LMAs or JSAs. The Company also competes with other radio station groups to purchase additional radio stations. Some of these groups are owned or operated by companies that have substantially greater financial and other resources than the Company.

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

Federal Regulation of Radio Broadcasting

     GENERAL. The ownership, operation and sale of broadcast stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which acts under authority derived from the Communications Act of 1934, as amended (Communications Act). Among other things, the FCC assigns frequency bands for broadcasting; issues broadcast station licenses; determines whether to approve changes in ownership or control of broadcast station licenses; regulates certain equipment used by broadcast stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of broadcast stations, although the enforcement of the FCCs employment regulations have been suspended by the FCC pending the adoption of new anti-discrimination employment regulations that are constitutional; and has the power to impose penalties for violations of its rules under the Communications Act.

     The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short" (less than the maximum) license renewal terms or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or the denial of FCC consent to acquire additional broadcast properties or to sell presently-owned broadcast properties unconditionally. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

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

     Petitions to deny license renewals can be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a "substantial and material question of fact" as to whether the grant of the renewal application would be prima facie inconsistent with the public interest, convenience and necessity. Also, during certain periods when a renewal application is pending, the transferability of the applicant's license is restricted. No such petitions are currently pending against any of the Company's Stations.

     A local market competitor has objected to the transfer of the licenses for the Missouri Properties and on December 12, 1997, filed with the FCC a Petition to Deny the license transfers and to terminate the TBAs. The Attorney General of the State of Missouri on January 9, 1998 filed a civil investigative demand on the Company to provide documents in order to consider whether the proposed transaction would violate federal or Missouri antitrust laws. The Company complied with the demand. The Attorney General has since filed comments with the FCC objecting to the proposed transfers. No action has been taken on the Petition to Deny by the FCC, and the Company believes that even if the Petition to Deny were granted, the consequences would not be material to the Company.

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

   Class      Maximum Power        Maximum Antenna Height (HAAT)* in Meters
---------------------------------------------------------------------------
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


                                       FCC         HAAT in        Power in                    Date of FCC
  Market                    Station     Class       Meters       Kilowatts       Frequency      License
  ----------------------- ------------ --------- ------------- --------------- ------------ ----------------
  Lancaster/Reading, PA     WIOV-FM       B          212             25          105.1 mhz      8/1/06
                            WIOV-AM       C           NA             1            1240 khz      8/1/06

  Evansville, IN and        WBKR-FM       C          320            100           92.5 mhz      8/1/04
  Owensboro/Henderson,      WOMI-AM       C           NA             1            1490 khz      8/1/04
  KY                        WVJS-AM       B           NA             5            1420 khz      8/1/04
                            WSTO-FM       C          303            100           96.1 mhz      8/1/04
                            WKDQ-FM       C          300            100           99.5 mhz      8/1/04

  Fort Collins/Greeley/     KUAD-FM       C1         200            100           99.1 mhz      4/1/05
  Loveland, CO              KTRR-FM       C2         150             50          102.5 mhz      4/1/05

  Duluth, MN and            KKCB-FM       C1         240            100          105.1 mhz      4/1/05
  Superior, WI              KLDJ-FM       C2         251             25          101.7 mhz      4/1/05
                            WEBC-AM       B           NA             5             560 khz      4/1/05


     OWNERSHIP MATTERS. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to assign, transfer, grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the "character" of the licensee and those persons holding "attributable" interests therein, compliance with the Communications Act, including the limitation on alien ownership, as well as compliance with other FCC rules and policies. As part of the license renewal and transfer application process, notice of the filing of such application is made and third parties are provided with opportunities to file informal objections or formal petitions to deny the application. Interested parties also may seek review of the grant of an application by the full FCC and by federal courts.

     The Communications Act and FCC rules also generally restrict the common ownership, operation or control of radio broadcast stations serving the same local market, of a radio broadcast station and a television broadcast station serving the same local market, and of a radio broadcast station and a daily newspaper serving the same local market. Under these "cross-ownership" rules, absent waivers, the Company would not be permitted to acquire any daily newspaper or television broadcast station (other than low power television) in a local market where it already owned any radio broadcast station.

     In response to changes in the Communications Act adopted in 1996, the FCC amended its multiple ownership rules to eliminate the national limits on ownership of AM and FM stations. The FCC's broadcast multiple ownership rules restrict the number of radio stations one person or entity may own, operate or control on a local level. These limits are:

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

     The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the "attributable," or cognizable interests held by a person or entity. A person or entity can have an attributable interest in a radio station, television station or daily newspaper by being an officer, director, partner, member or shareholder of a company that owns that station or newspaper. Whether that interest is cognizable under the FCC's ownership rules is determined by the FCC's attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as the "owner" of the radio station, television station or daily newspaper in question for purposes of applying the FCC's ownership rules.

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

     With respect to a partnership, the interest of a general partner is attributable, as is the interest of any limited partner who is "materially involved" in the media-related activities of the partnership. Debt instruments, nonvoting stock, options and warrants for voting stock that have not yet been exercised, limited partnership interests where the limited partner is not "materially involved" in the media-related activities of the partnership, and minority (under 5%) voting stock, generally do not subject their holders to attribution. However, the FCC is currently reviewing its rules on attribution of broadcast interests, and it may modify its criteria. See "Proposed Changes" below.

     With respect to limited liability companies ("LLC"), the FCC has not adopted final rules with respect to the attribution rules and LLCs. In a rule making proceeding commenced in 1994, the FCC tentatively concluded to treat LLCs like limited partnerships, but said it would address attribution of LLCs on a case-by-case basis until the matter is resolved; no decision has been released in that proceeding. Thus, if members are insulated from material involvement in the media-related activities of the LLC, their interests would not be attributable.

     Since under the doctrine of attributed ownership, all of the Company's Stations are deemed to be owned by Mr. Brill, the FCC multiple ownership rules could serve to limit to some extent the ability of the Company to acquire additional broadcast stations in some markets.

     PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the "public interest." Since 1981, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a broadcast station's community of license. However, licensees continue to be required to determine community problems, needs and interests, to broadcast programming that is responsive to such problems, needs and interest, and to maintain records demonstrating such responsiveness. Complaints from listeners concerning a broadcast station's programming will be considered by the FCC when it evaluates the licensee's renewal application, but such complaints also may be filed and considered at any time.

     Broadcast stations also must pay regulatory and application fees and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification and technical operations (including limits on radio frequency radiation). The broadcast of contests and lotteries is regulated by FCC rules. In the past, the FCC has required licensees to develop and implement programs designed to promote equal employment opportunities for women and minorities and submit reports to the FCC on these matters annually and in connection with a renewal application. These rules were declared unconstitutional by the federal courts and are no longer in effect; however, the FCC has under consideration proposed new employment discrimination rules, which, if adopted, would reimpose employment discrimination regulations on broadcast stations.

     Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short" (less than the maximum) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     FCC rules regarding human exposures to levels of radio frequency radiation require applicants for new broadcast stations, renewals of broadcast licenses or modifications of existing licenses to inform the FCC at the time of filing such applications whether a new or existing broadcast facility would expose people to radio frequency radiation in excess of certain guidelines. More restrictive radiation limits became effective on October 15, 1997. To date, such regulations have not had a material effect on the Company's business and the Company anticipates that such regulations will not have a material effect on its business in the future.

     LOCAL MARKETING AGREEMENTS. Since the early 1990s, a number of radio stations, including certain of the Company's Stations, have entered into LMAs and TBAs. These agreements take various forms. Separately-owned and licensed radio stations may agree to function cooperatively in terms of programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each radio station maintain independent control over the programming and other operations of its own radio station. The FCC has held that such agreements do not violate the Communications Act as long as the licensee of the radio station that is being substantially programmed by another entity maintains responsibility for, and control over, operations of its radio station and otherwise ensures compliance with applicable FCC rules and policies and that the entity providing the programming is in compliance with the FCC local ownership rules.

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

     Another example of a cooperative agreement between independently owned radio stations in the same market is a JSA, whereby one radio station sells advertising time both on itself and on a radio station under separate ownership. In the past, the FCC has determined that issues of joint advertising sales should be left to antitrust enforcement. Currently, JSAs are not deemed by the FCC to be attributable for the purpose of its multiple ownership rules. However, the FCC has outstanding a notice of proposed rulemaking, which, if implemented, could require certain radio station operators to terminate any JSA it might have with a radio station with which such operator could not have an LMA.

     ANTITRUST CONSIDERATIONS. The Company is aware that the U.S. Federal Trade Commission (FTC) and the Antitrust Division of the U.S. Department of Justice
(DOJ), which evaluate transactions to determine whether those transactions should be challenged under the federal antitrust laws, have been increasingly active recently in their review of radio station acquisitions, particularly where an operator proposes to acquire additional radio stations in its existing markets.

     For an acquisition meeting certain size thresholds, the Hart-Scott-Radio Act (HSR Act) and the rules promulgated thereunder require the parties to file Notification and Report Forms with the FTC and the DOJ and to observe specified waiting period requirements before consummating the acquisition. At any time before or after the consummation of a proposed acquisition, the FTC or the DOJ could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or other assets of the acquiring company. Acquisitions that are not required to be reported under the HSR Act may be investigated by the FTC or the DOJ under the antitrust laws before or after consummation. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

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

     PROPOSED CHANGES. In December 1994, the FCC initiated a proceeding to solicit comment on whether it should revise its radio and television ownership "attribution" rules by among other proposals (i) raising the basic benchmark for attributing ownership in a corporate licensee from 5% to 10% of the licensee's voting stock, (ii) increasing from 10% to 20% of the licensee's voting stock the attribution benchmark for "passive investors" in corporate licensees, (iii) restricting the availability of the attribution exemption when a single party controls more than 50% of the voting stock; and (iv) considering LMAs, JSAs, debt and non-voting stock interests to be attributable under certain circumstances. No decision has been made by the FCC in these matters. At this time, no determination can be made as to what effect, if any, this proposed rulemaking will have on the Company.

     From time to time, the Congress and the FCC have considered, and in the future may consider and adopt, new or revised laws, regulations, and policies regarding a wide variety of matters that, directly or indirectly, could affect the operation, ownership, and profitability of the Stations, result in the loss of audience share and advertising revenues for the Stations, or affect the Company's ability to acquire additional radio stations or to finance such acquisitions. Such matters include: proposals to impose spectrum use or other fees on FCC licensees; the FCC's equal employment opportunity rules and matters relating to political broadcasting; technical and frequency allocation matters; proposals to restrict or prohibit the advertising of beer, wine, and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership, and cross-ownership policies; proposals to create a new low power FM radio service that could result in additional radio station competition in the Company's markets; changes to broadcast technical requirements; proposals to allow telephone or cable television companies to deliver audio and video programming to the home through existing phone lines; proposals to limit the tax deductibility of advertising expenses by advertisers; and proposals to auction the right to use the radio broadcast spectrum to the highest bidder, instead of granting FCC licenses without such bidding.

     The Company cannot predict whether any proposed changes will be adopted or what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on the Company.

     The foregoing brief description does not purport to be comprehensive and reference should be made to the Communications Act, the Telecommunications Act of 1996, the FCC's rules, and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations.

Employees

     At February 28, 1999, the Company employed approximately 465 persons full-time and 90 persons part-time. None of such employees is covered by collective bargaining agreements, and the Company considers its relations with its employees to be good. Approximately 720 independent contractor delivery personnel distribute the Newspapers' publications.

     The Company employs several on-air personalities with large loyal audiences in their respective markets. The loss of one of these personalities could result in a short-term loss of audience share, but the Company does not believe that any such loss would have a material adverse effect on the Company's financial condition or results of operations.

Operating Segments

     Revenues and other information for the Company's radio and newspaper operating segments are provided in Note 10 of the financial statements included in this report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The operating agreement of BMC provides that its business shall be managed by its manager, which presently is Brill Media Management, Inc. (Media). Media also is a Subsidiary of BMC. In lieu of an annual meeting, the current directors of Media were appointed by written consent as of February 9, 1999.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common equity of BMC is comprised of membership interests (Membership Interests), all of which are indirectly owned by Mr. Brill.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of Brill Media Company, LLC and notes thereto included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 23. The selected consolidated financial data (except for the other financial and operating data) of Brill Media Company, LLC (i) as of and for the year ended February 28, 1995 and as of February 29, 1996 have been derived from the audited combined financial statements of The Radio and Newspaper Businesses of Alan R. Brill and (ii) for the year ended February 29, 1996 and as of and for the years ended February 28, 1997, 1998, and 1999 have been derived from the audited consolidated financial statements of Brill Media Company, LLC.

                                                                            Fiscal Year Ended February 28 or 29,
                                                             1999           1998            1997            1996             1995
                                                          ----------      ---------       ---------       ---------       ----------
Statement of Operations Data                                                        (dollars in thousands)
Revenues:
         Radio                                            $  14,922       $  15,038       $  13,596       $  13,096       $  12,650
         Newspapers                                          25,511          14,529          13,440          12,217          10,537
                                                          ---------       ---------       ---------       ---------       ---------
         Total revenues                                      40,433          29,567          27,036          25,313          23,187
 Operating expenses:
         Operating departments                               29,764          20,806          19,043          18,640          17,530
         Incentive plan                                        (614)           (620)            628           1,467             634
         Other                                                  293             291              86              37              --
         Management fees                                      2,583           2,075           1,945           1,833           1,679
         Depreciation and amortization                        2,865           1,863           1,395           1,312           1,111
                                                          ---------       ---------       ---------       ---------       ---------
         Total operating expenses                            34,891          24,415          23,097          23,289          20,954
                                                          ---------       ---------       ---------       ---------       ---------
 Operating income                                             5,542           5,152           3,939           2,024           2,233
 Other income (expense):
         Interest expense, net                              (11,744)         (9,470)         (7,432)         (7,130)         (5,842)
         Other, net                                            (171)           (101)          1,007             (80)           (144)
                                                          ---------       ---------       ---------       ---------       ---------
         Total other income (expense)                       (11,915)         (9,571)         (6,425)         (7,210)         (5,986)
                                                          ---------       ---------       ---------       ---------       ---------
 Loss before income taxes and
 extraordinary                                               (6,373)         (4,419)         (2,486)         (5,186)         (3,753)
    items
 Income tax provision (benefit)                                 229             149             286             (39)             68
                                                          ---------       ---------       ---------       ---------       ---------
 Loss before extraordinary items                             (6,602)         (4,568)         (2,772)         (5,147)         (3,821)
 Extraordinary items (a)                                         --          (4,124)             --           6,915              --
                                                          ---------       ---------       ---------       ---------       ---------
 Net income (loss)                                        $  (6,602)      $  (8,692)      $  (2,772)      $   1,768       $  (3,821)
                                                          =========       =========       =========       =========       =========

 Other Financial and Operating Data:
 Net cash provided by (used in)
         Operating activities                             $   2,066       $   2,201       $    (513)      $      37       $     920
         Investing activities                                (8,052)        (22,387)             59          (1,167)           (120)
         Financing activities                                (2,191)         30,328            (845)          2,654            (452)
 Cash dividends declared                                         --          12,210             520              --              --
 Media Cashflow (b)                                          13,099          10,740           8,010           6,673           5,657
 EBITDA (b)                                                   8,407           7,015           5,334           3,336           3,334
 Capital expenditures excluding                               1,502             959           1,269             977             974
 acquisitions

 Statement of Financial Position Data:
 Cash and cash equivalents                                $   2,740       $  10,918       $     775       $   2,075       $     550
 Working capital (deficit)                                      (90)         11,374           1,014           2,398            (334)
 Intangible and other assets                                 23,459          22,012           7,855           7,411           5,171
 Total assets                                                66,825          66,149          26,442          26,011          21,784
 Total debt (c)                                             116,167         110,057          50,475          61,636          58,715
 Members' deficiency                                        (54,097)        (47,510)        (26,610)        (38,354)        (40,123)


(a) The extraordinary item in fiscal 1998 reflects a $1.3 million write-off of previously deferred financing costs along with a prepayment penalty of $2.8 million related to the early extinguishment of senior debt. In fiscal 1996, the extraordinary item reflects an adjustment of accrued interest in the amount of $7.0 million related to subordinated debt for which contingent interest had been accrued at the maximum rate but was reduced at maturity pursuant to terms of an alternative valuation formula, as defined in the agreement. The gain was offset by the write-off of certain previously deferred financing fees of $.1 million.

(b) Media Cashflow represents EBITDA plus incentive plan expense, management fees, time brokerage fees paid, acquisition related consulting expense, income from temporary cash investments and interest income from loans made by the Company to Managed Affiliates. EBITDA is generally defined as net income (loss) plus the income tax provision, consolidated interest expense, depreciation expense, amortization expense and extraordinary items. Media Cashflow and EBITDA as used above include the results of operations of unrestricted subsidiaries and therefore differ from the same terms as defined in the indenture (Indenture) under which the Company's Senior Notes (as defined below) were issued. Management fees payable to BMCLP are subordinated, to the extent provided in the Senior Notes indenture, to the prior payment of the Senior Notes. Although Media Cashflow and EBITDA are not measures of performance calculated in accordance with GAAP, management believes that these measures are useful to an investor in evaluating the Company because these measures are widely used in the media industry to evaluate a media company's operating performance. However, Media Cashflow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statements prepared in accordance with GAAP as measures of liquidity or profitability. In addition, EBITDA and Media Cashflow as determined by the Company may not be comparable to related or similar measures as reported by other companies and do not represent funds available for discretionary use.

(c) Total long-term debt including due to affiliates includes the Senior Notes, secured obligations, mortgage obligations, obligations under capital leases, secured subordinated obligations, appreciation notes, unsecured obligations and performance incentive plan liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of Brill Media Company, LLC and notes thereto included elsewhere in this report.

     Brill Media Company, LLC was organized in 1997. The Subsidiaries, all of which are wholly-owned, include various radio, newspaper and related businesses. The Stations own and operate FM and AM radio stations in Pennsylvania, Colorado, Indiana/Kentucky, Minnesota/Wisconsin, and Missouri. The Newspapers own and operate integrated newspaper publishing, printing and print advertising distribution operations, providing total-market print advertising coverage throughout a thirty-six county area in the central and northern portions of the lower peninsula of Michigan. The historical financial statements of Brill Media Company, LLC included elsewhere in this report include the financial position and results of operations on a consolidated basis.

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

     During the year ended February 28, 1999, over 90% of the Stations' revenues were generated from local and regional advertising, which is sold primarily by a Station's sales staff. The remainder of the advertising revenues represents national advertising and network compensation payments. In addition to any commissions paid to its sales staff, the Stations generally pay commissions to advertising agencies on local and regional advertising and to sales representation firms on national advertising. The advertising revenues of a Station generally are highest in the second and fourth calendar quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. During the year ended February 28, 1999, no single customer in any of the Stations' markets provided more than 2% of the Company's revenues.

     In the broadcasting industry, radio stations often utilize trade (or barter) agreements to exchange advertising time for goods or services (such as other media advertising, travel or lodging), in lieu of cash. In order to preserve most of its on-air inventory for cash advertising, the Company generally enters into trade agreements only if the goods or services bartered to the Company will be used in the Company's business. The Company has minimized its use of trade agreements and has sold over 90% of its radio advertising time for cash for the year ended February 28, 1999. In addition, it is the Company's general policy not to pre-empt radio advertising spots paid for in cash with radio advertising spots paid for in trade.

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

The combined coverage and timing of the numerous weekly publications and the daily publications provide the Newspapers with flexibility and efficiencies to create a competitive advantage in attracting advertisers. As an inducement to its customers, the Newspapers offer advertisers more efficient buys when they purchase ad placement in multiple publications. The Newspapers have a widely diversified customer base, and for the year ended February 28, 1999, no single customer of the Newspapers represented more than 2% of the Company's revenues. The Newspapers' financial results are dependent on a number of factors, particularly those that impact local retail sales, including the general strength of the local and national economies, population growth, local and regional market competition and the perceived relative efficiency of newspapers compared to other advertising media.

     The following table sets forth the percentage of revenues generated by the Company's Stations and Newspapers.

                                        Years Ended February 28 or 29
Revenues                        1999       1998       1997       1996       1995
-------------------------------------------------------------------------------
Stations                         37%        51%        50%        52%        55%
Newspapers                       63%        49%        50%        48%        45%
                                ---        ---        ---        ---        ---
                                100%       100%       100%       100%       100%
                                ===        ===        ===        ===        ===

     The primary operating expenses incurred in the ownership and operation of the Stations include employee salaries and commissions, programming, advertising and promotion expenses. For the Newspapers, the primary operating expenses are employee salaries and commissions, newsprint and delivery charges. Newsprint represents the Newspapers' single largest raw material expense, the cost of which is cyclical and may vary widely from period to period.

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

Results of Operations

Year Ended February 28, 1999 Compared to Year Ended February 28, 1998

     Revenues for the year ended February 28, 1999 were $40.4 million, a $10.9 million or 36.8% increase from $29.5 million for the prior fiscal year. The Stations' revenues were $14.9 million, down less than 1% from $15.0 million for the prior fiscal year and Newspapers' revenues were $25.5 million, up 75.6% from $14.5 million for the prior fiscal year.

     Stations' revenues, excluding the Missouri Properties, increased $1.0 million or 7.3% from the prior fiscal year. This increase is due to continuing operations growth within each market.

     The Newspapers' revenues increased $11.0 million or 75.6% from the prior fiscal year. Fiscal 1999 and 1998 acquisitions accounted for $10.2 million of the increase.

     Operating expenses for the year ended February 28, 1999 were $34.9 million, an increase of $10.5 million or 42.9% from the prior fiscal year.

     The Stations' operating expenses, excluding the Missouri Properties, increased $1.3 million or 11.6% from the prior fiscal year primarily as a result of salary and promotional related expenditures incurred to expand existing markets. Total operating expenses of the Stations decreased $.2 million from the prior fiscal year.

     The Newspapers' operating expenses increased $10.7 million over the prior fiscal year. Of this increase, $9.5 million was attributable to the 1999 and 1998 acquisitions.

     As a result of the above, operating income for the year ended February 28, 1999 was $5.5 million, an increase of $.4 million or 7.6% from the prior fiscal year.

     Other income (expense) for the year ended February 28, 1999 was $11.9 million of net expense, an increase of $2.3 million or 24.5% over the prior comparative period. This is primarily due to an increase in interest expense associated with the additional borrowing and financing activities for the acquisitions referenced above.

Year Ended February 28, 1998 Compared to Year Ended February 28, 1997

     Revenues for the year ended February 28, 1998 were $29.5 million, a $2.5 million or 9.4% increase from $27.0 million for the prior fiscal year. The Stations' revenues were $15.0 million, a 10.6% increase from $13.6 million for the prior fiscal year. Newspapers' revenues were $14.5 million, an 8.1% increase from $13.4 million for the prior fiscal year.

     The $1.4 million or 10.6% increase in Stations' revenues was due to continuing operations growth, the further development of the Colorado and Minnesota Stations, and additional time brokerage agreement fees, offset by lost revenue due to the operations of the Missouri Stations being operated by the prospective buyers pursuant to TBAs effective November 1, 1997.

     The Newspapers' revenues increase of $1.1 million or 8.1% was due to fiscal 1998 third and fourth quarter acquisitions of eleven weekly shoppers, a printing business and two print distribution operations and the acquisition of a weekly shopper in the second quarter of fiscal 1997.

     Operating expenses for the year ended February 28, 1998 were $24.4 million, an increase of $1.3 million or 5.7% from $23.1 million for the year ended February 28, 1997.

     The Stations' operating expenses increased due to the development of the Colorado and Minnesota Stations and expansion in the Indiana/Kentucky market.

     Newspapers' operating expenses decreased slightly due to decreases in incentive plan expense and operating departments from existing operations, offset by increases related to current and prior fiscal year acquisitions.

     Operating income for the year ended February 28, 1998 was $5.1 million, an increase of $1.2 million or 30.8% from $3.9 million for the year ended February 28, 1997. This increase was due primarily to increased operating revenues and decreased charges for incentive plan expense as noted previously.

     Other income (expense) for the year ended February 28, 1998 was $9.6 million of net expense, an increase of $3.2 million or 49% over $6.4 million for the year ended February 28, 1997. The increase is due to increased net interest expense and deferred financing cost amortization of $2.0 million in fiscal 1998 and a $1.1 million gain on the sale of the Fargo/Moorhead stations in the year ended February 28, 1997. The increase of net interest expense in fiscal 1998 is due to additional borrowings for acquisitions offset by $1.8 million of managed affiliate interest income.

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

     Net cash provided by (used in) operating activities was $2.1 million, $2.2 million and ($0.5) million for the years ended February 28, 1999, 1998 and 1997, respectively.

     The decrease in cash provided by operating activities in fiscal 1999 from fiscal 1998 is attributable to the increased payment of interest and management fees, along with the timing related to the collection of receivables and the payment of operating expenses.

     The increase in cash provided by operating activities in fiscal 1998 from fiscal 1997 is attributable to decreased payments for management fees and interest.

     Net cash provided by (used in) investing activities was ($8.1) million, ($22.4) million and $.06 million for the years ended February 28, 1999, 1998 and 1997, respectively.

     The cash used in investing activities for fiscal 1999 is primarily attributable to the additional loans to Managed Affiliates and related parties; a newspaper and a radio acquisition and the purchase of property and equipment. The decrease of $14.3 million in cash used in investing activities from the prior fiscal 1998 is related primarily to decreased: loans to Managed Affiliates, newspaper acquisitions and a non-compete agreement payment; offset by current year increased: purchases of property and equipment and loans to related parties, and the prior fiscal year receipt of amounts due from related parties.

     The cash used in investing activities for fiscal 1998 is primarily attributable to the loans to Managed Affiliates and the acquisitions of newspapers. The increase of $22.4 million in cash used in investing activities from prior fiscal 1998 is related primarily to increased: loans to Managed Affiliates, news acquisitions and a non-compete agreement payment; offset by current year receipt of amounts due from related parties and the prior fiscal year receipt of proceeds from sale of a radio station.

     The cash generated in fiscal 1997 was due to the $1.9 million of proceeds on the sale of radio stations offset by increased capital expenditures and loans to Managed Affiliates.

     Net cash provided by (used in) financing activities was ($2.2) million, $30.3 million and ($.9) million for the years ended February 28, 1999, 1998 and 1997, respectively.

     The use of cash for financing activities for the current year is attributable primarily to payments of amounts due to related parties and the proceeds from long-term debt, net of repayments. The increase in cash used for financing activities of $32.5 million from the prior fiscal year is related primarily to decreased proceeds, net of repayments from long-term debt, payments of deferred financing fees and dividends.

     The cash provided by financing activities for fiscal 1998, as well as the increase from the prior fiscal year, is attributable primarily to the proceeds from long-term debt, net of repayments and payments of deferred financing fees and dividends.

     For fiscal 1997, the net cash used in financing activities resulted from the larger receipt of capital contributions which was more than offset by payment of long-term debt, associated financing costs and dividends.

     EBITDA was $8.4 million, $7.0 million and $5.3 million for the years ended February 28, 1999, 1998 and 1997, respectively. Media Cashflow was $13.1 million, $10.7 million and $8.0 million for the years ended February 28, 1999, 1998 and 1997, respectively. Media Cashflow represents EBITDA plus incentive plan expense, management fees, time brokerage fees paid, acquisition related consulting expense, income from temporary cash investments and interest income from loans made by the Company to Managed Affiliates. EBITDA is generally defined as net income (loss) plus the income tax provision, consolidated interest expense, depreciation expense, amortization expense and extraordinary items. Media Cashflow and EBITDA as used above include the results of operations from unrestricted subsidiaries and therefore differ from the same terms as defined in the Indenture under which the Company's Senior Notes were issued.

     Although EBITDA and Media Cashflow are not measures of performance calculated in accordance with GAAP, management believes that these measures are useful in evaluating the Company and are widely used in the media industry to evaluate a media company's performance. However, EBITDA and Media Cashflow should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statements prepared in accordance with GAAP as measures of liquidity or profitability. In addition, EBITDA and Media Cashflow as determined by the Company may not be comparable to related or similar measures as reported by other companies and do not represent funds available for discretionary use.

     The Company has loaned approximately $18.3 million to Managed Affiliates and received in return the Managed Affiliate Notes which are unsecured, mature on January 1, 2001 and bear interest at a rate of 12% per annum. The proceeds of such loans have been used by the Managed Affiliates to purchase property, equipment, and intangibles and provide working capital. It is anticipated that similar relationships may be initiated with other affiliates in the future. The aggregate amount of Managed Affiliate Notes may not exceed $20 million unless the Company meets certain conditions as described below in "Certain Relationship and Related Transactions". For the year ended February 28, 1999, the Managed Affiliates reported combined revenues of $4.7 million, net loss of $2.5 million and Media Cashflow of $.8 million.

     Long-term obligations include the Company's 12% senior notes due 2007 (Senior Notes) and appreciation notes due 2007 (Appreciation Notes). The Senior Notes require semi-annual cash interest payments on each June 15 and December 15 of $3.9 million through December 15, 1999 and $6.3 million from June 15, 2000 until maturity. The Company has given notice to the Trustee and intends, subject to its rights under the Indenture, to redeem the Appreciation Notes on June 15, 1999 at a redemption price of $3 million. The Company anticipates Mr. Brill will make an additional equity contribution of $3 million which will be utilized to redeem the Appreciation Notes. However, there can be no assurances that Mr. Brill will have sufficient resources to make an additional equity contribution. If the Appreciation Notes are not redeemed on June 15, 1999, the Company will incur additional interest expense on a prospective basis, based on the optional and mandatory repurchase options as set forth in the Indenture under which the Appreciation Notes were issued.

     The Company's ability to pay interest on the Senior Notes when due, redeem the Appreciation Notes and to satisfy its other obligations depends upon its future operating performance, and will be affected by financial, business, market, technological, competitive and other conditions, developments, pressures, and factors, many of which are beyond the control of the Company. The Company is highly leveraged, and many of its competitors are believed to operate with much less leverage and to have significantly greater operating and financial flexibility and resources.

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

     The Company's primary liquidity needs are to fund capital expenditures, provide working capital, meet debt service requirements and make acquisitions. The Company's principal sources of liquidity are expected to be cashflow from operations, cash on hand, consummation of the sale of the Missouri Properties and indebtedness permitted under the Indenture. The Company believes that liquidity from such sources should be sufficient to permit the Company to meet its debt service obligations, capital expenditures and working capital needs for the next 12 months, although additional capital resources may be required in connection with the further implementation of the Company's acquisition strategy and the anticipated redemption of the Appreciation Notes on June 15, 1999.

     In the past, depreciation, amortization, and interest charges have contributed significantly to net losses incurred by the Company, and it is expected that such net losses will continue in the future. On a combined basis, the Company and its predecessors reported a net loss in four of the last five fiscal years. In the fiscal year ended February 28, 1999, the Company reported a net loss of $6.6 million. While the Company expects that the Subsidiaries' cashflow will improve, the Company nonetheless expects that the Subsidiaries will continue to incur substantial net losses. There can be no assurance that the Company will not continue to generate net losses in the future.

     Capital expenditures in fiscal 1999 were $1.5 million of which $.9 million related to Station operations and $.6 related to Newspaper operations. The Company anticipates that capital expenditures in fiscal 2000 will approximate $1.0 million for existing properties.

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

Income Taxes

     The taxable income or loss of the Company's "S" corporation and limited liability company subsidiaries for federal income tax purposes is passed through to Mr. Brill. Accordingly, the financial statements include no provision for federal income taxes of the Company's "S" corporation or limited liability company subsidiaries. Certain of the Company's subsidiaries are "C" corporations. The "C" corporations are in loss carryforward positions at February 28, 1999 for income tax purposes. As a result of net operating loss carryforwards and temporary differences, the "C" corporations have net deferred tax assets at February 28, 1999 and 1998 of $8,604,433 and $7,831,991,
respectively and have established equivalent valuation allowances.

Impact of Year 2000

     The Company has commenced a process to ensure year 2000 compliance of all hardware, software, the Stations' broadcast systems, the Newspapers' publishing, production and distribution systems, business office systems and ancillary equipment that are date dependent. The process involves three phases:

     Phase I - Inventory and Data Collection. This phase involves inventorying the above categories at each of the Company's locations to identify date dependent items. This phase was commenced in the fourth quarter of fiscal 1998 and has been substantially completed as of the date hereof.

     Phase II - Remediation. This phase involves requests to information and non-information technology system vendors for verification that the items identified in Phase I as being date dependent are in fact year 2000 compliant. This portion of the phase was commenced in the first quarter of fiscal 1999 and has been substantially completed as of the date hereof. This phase also includes implementing the steps necessary to upgrade and/or replace necessary items, for which a projected completion date is identified below.

o The Company has concluded, through written confirmations and manufacturer website notices, that essentially all local area network (LAN) hardware and software, business office software and systems, and production, on-air and broadcast systems for the Stations are year 2000 compliant.

0 The Company has determined that, for the Stations, a minor number of personal computers at various locations will require replacement. It is expected that these actions will be completed by the end of the third quarter of fiscal 2000.

o The Company has concluded, through written confirmations and manufacturer website notices, that essentially all LAN hardware and software along with publishing and production systems for the Newspapers are year 2000 compliant.

o The Company has determined that, for the Newspapers, one distribution software package will require replacement, the accounting software at two locations will require upgrading and a minor number of personal computers at various locations will require replacement. It is expected that these actions will be completed by the end of the third quarter of fiscal 2000.

     Phase III - Verification. This phase involves reviewing all manufacturer websites on a quarterly basis for any change in status and testing all items that are date dependent. It is expected testing will be completed during the third quarter of fiscal 2000.

     Summation. To date, the Company believes that its major systems and equipment are year 2000 compliant. The Company is not aware of any non-compliance that would be material to repair or replace or that would have a material effect on operations if compliance were not achieved, and accordingly the Company has not developed a detailed contingency plan. The Company does not believe that non-compliance in any systems that have not yet been reviewed would result in material costs or disruption. The total cost of the year 2000 project is estimated at approximately $.3 million of which substantially all will be incurred in calendar 1999. All expenditures are for capital projects and are anticipated to be funded through operating cash flows. The

Company is not aware of any non-compliance by its customers or suppliers that would have a material impact on operations. The Company has and will continue to correspond with customers and suppliers through the coming months with a view to eliminating or limiting interruptions to operations. However, given the uncertainties associated with the scope of the year 2000 issue, there can be no assurances that year 2000 related deficiencies and required corrective measures will not have a material adverse effect on the Company's business, financial conditions or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk sensitive instruments do not subject the Company to material risk exposures, except for such risks related to interest rate fluctuations. As of February 28, 1999, the Company has debt outstanding of approximately $116.2 million. Senior Notes and Appreciation Notes with a carrying value of $102.3 million have an estimated fair value of approximately $88.2 million. The fair market value of the Company's remaining debt of $13.9 million approximates its carrying value.

     Fixed interest rate debt totals approximately $115.9 million as of February 28, 1999 and includes: the Senior Notes which bear cash interest, payable semiannually, at a rate of 7 1/2 % through December 15, 1999 and at 12% after such date until maturity on December 15, 2007; the Appreciation Notes which were issued at a discount which is being amortized to yield an effective interest rate of 17% through June 15, 1999, based on management's expectation that the Company will redeem at such time; and other debt, the majority of which have stated rates of 7% to 8% (all of which are described in the notes to the financial statements included in Item 8 below).

Long-term debt matures as follows:

============================================================================================================================
                          2000           2001           2002           2003           2004        Thereafter      Total
----------------------------------------------------------------------------------------------------------------------------
Senior Notes, net
  of unamortized
  discount of
  $5,538,868          $         --   $         --   $         --   $         --   $         --   $ 99,461,132   $ 99,461,132

Appreciation Notes,
  net of
  unamortized
  discount of
  $148,882               2,851,118             --             --             --             --             --      2,851,118
Other                    1,109,317      1,286,306      1,227,603      1,201,196      3,081,096      5,949,086     13,854,604
                      ------------   ------------   ------------   ------------   ------------   ------------   ------------
                      $  3,960,435   $  1,286,306   $  1,227,603   $  1,201,196   $  3,081,096   $105,410,218   $116,166,854
                      ============   ============   ============   ============   ============   ============   ============

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            Brill Media Company, LLC
                          (A Limited Liability Company)

                        Consolidated Financial Statements

                  Years ended February 28, 1999, 1998 and 1997





                                    Contents

Report of Independent Auditors..............................................35

Consolidated Financial Statements

Consolidated Statements of Financial Position...............................36
Consolidated Statements of Operations and Members' Deficiency...............37
Consolidated Statements of Cash Flows.......................................38
Notes to Consolidated Financial Statements..................................40

                         Report of Independent Auditors

The Members of Brill Media Company, LLC

We have audited the accompanying consolidated statements of financial position of Brill Media Company, LLC as of February 28, 1999 and 1998, and the related consolidated statements of operations and members' deficiency and cash flows for each of the three years in the period ended February 28, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brill Media Company, LLC at February 28, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               Ernst & Young LLP
Chicago, Illinois
April 23, 1999

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                  Consolidated Statements of Financial Position

                                                                                      February 28
                                                                              1999                  1998
                                                                         ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                             $   2,740,244          $  10,917,613
   Accounts receivable, net of allowance for doubtful accounts in
     1999 - $211,697 and 1998 - $174,685                                     5,021,759              3,544,246
   Interest receivable on notes from managed affiliates                             --                324,357
   Inventories                                                                 495,377                628,711
   Other current assets                                                        368,183                567,632
                                                                         ------------------------------------
Total current assets                                                         8,625,563             15,982,559

Notes receivable from managed affiliates                                    18,263,747             16,315,747

Property and equipment                                                      23,118,587             20,713,615
Less:  Accumulated depreciation                                             10,295,485              8,874,995
                                                                         ------------------------------------
Net property and equipment                                                  12,823,102             11,838,620

Goodwill and FCC licenses, net of accumulated amortization in 1999
   - $2,308,780 and 1998 - $1,891,192                                       13,808,957             12,056,591
Covenants not to compete, net of accumulated amortization in 1999
   - $1,594,930 and 1998 - $696,973                                          3,977,407              3,884,427
Other assets, net                                                            5,672,201              6,071,047
Amounts due from related parties                                             3,654,279                     --
                                                                         ------------------------------------
                                                                         $  66,825,256          $  66,148,991
                                                                         ====================================

Liabilities and members' deficiency Current liabilities:
   Amounts payable to related parties                                    $     637,141          $     724,587
   Accounts payable                                                          1,288,100                745,210
   Accrued payroll and related expenses                                        750,334                595,762
   Accrued interest                                                          1,642,244              1,341,390
   Other accrued expenses                                                      437,185                195,378
   Current maturities of long-term obligations                               3,960,435              1,005,875
                                                                         ------------------------------------
Total current liabilities                                                    8,715,439              4,608,202

Long-term notes and other obligations                                      112,206,419            109,050,787
Members' deficiency                                                        (54,096,602)           (47,509,998)
                                                                         ------------------------------------
                                                                         $  66,825,256          $  66,148,991
                                                                         ====================================

See accompanying notes.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

          Consolidated Statements of Operations and Members' Deficiency


                                                                      Years ended February 28
                                                        1999                   1998                    1997
                                                    -----------------------------------------------------------

Revenues                                            $ 40,433,447           $ 29,566,647           $ 27,036,215

Operating expenses:
   Operating departments                              29,763,933             20,805,920             19,042,885
   Incentive plan                                       (614,300)              (620,000)               627,966
   Management fees                                     2,583,381              2,074,834              1,944,699
   Time brokerage agreement fees, net                     46,429                 48,000                (54,500)
   Consulting                                            246,135                242,992                140,992
   Depreciation                                        1,479,401              1,086,846              1,025,543
   Amortization                                        1,386,268                776,064                369,484
                                                    -----------------------------------------------------------
                                                      34,891,247             24,414,656             23,097,069
                                                    -----------------------------------------------------------
Operating income                                       5,542,200              5,151,991              3,939,146

Other income (expense):
   Interest - managed affiliates                       2,090,933              1,759,329                 16,653
   Interest - related parties, net                       107,807                165,167                230,256
   Interest - other, net                             (13,341,049)           (10,683,620)            (7,190,504)
   Amortization of deferred financing costs             (602,149)              (710,893)              (488,712)
   Gain (loss) on sale of assets, net                      2,700                 (6,909)             1,076,181
   Other, net                                           (173,636)               (93,853)               (68,689)
                                                    -----------------------------------------------------------
                                                     (11,915,394)            (9,570,779)            (6,424,815)
                                                    -----------------------------------------------------------
Loss before income taxes and
   extraordinary item                                 (6,373,194)            (4,418,788)            (2,485,669)
Income tax provision                                     229,390                148,868                286,504
                                                    -----------------------------------------------------------
Loss before extraordinary item                        (6,602,584)            (4,567,656)            (2,772,173)
Extraordinary item                                            --             (4,124,209)                    --
                                                    -----------------------------------------------------------
Net loss                                              (6,602,584)            (8,691,865)            (2,772,173)
Members' deficiency, beginning of year               (47,509,998)           (26,609,973)           (38,354,467)
Capital contributions                                     15,980                  1,840             15,036,667
Dividends                                                     --            (12,210,000)              (520,000)
                                                    -----------------------------------------------------------
Members' deficiency, end of year                    $(54,096,602)          $(47,509,998)          $(26,609,973)
                                                    ===========================================================

See accompanying notes.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                      Consolidated Statements of Cash Flows

                                                                            Years ended February 28
                                                                1999                 1998                 1997
                                                            ------------------------------------------------------
Operating activities
Net loss                                                    $ (6,602,584)        $ (8,691,865)        $ (2,772,173)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

     Depreciation and amortization                             2,865,669            1,862,910            1,395,027
     Amortization of deferred financing costs and
       original issue discount                                 5,315,364            1,502,729              488,712
     Management fees accrual                                     598,891              670,833             (620,451)
     Related parties interest accrual                            207,216              (24,444)               1,842
     Additional interest accrual                                      --            2,874,964            1,817,674
     Incentive plan accrual                                     (614,300)            (620,000)             627,966
     (Gain) loss on sale of assets, net                           (2,700)               6,909           (1,076,181)
     Extraordinary item                                               --            4,124,209                   --
     Changes  in  operating  assets  and  liabilities,
      net  of  the  effect  of acquisitions:
         Accounts receivable                                  (1,250,180)            (238,368)            (135,593)
         Other current assets                                    337,783             (371,229)             109,418
         Accounts payable                                        513,748              (22,866)            (440,686)
         Other accrued expenses                                  697,233            1,126,733               91,521
                                                            ------------------------------------------------------
Net cash provided by (used in) operating activities            2,066,140            2,200,515             (512,924)

Investing activities
Insurance proceeds on destroyed assets                                --                   --              244,293
Purchase of property and equipment                            (1,502,408)            (959,409)          (1,268,847)
Purchase of newspapers, net of cash acquired                    (557,640)          (6,574,233)             (17,222)
Purchase of radio station                                       (583,707)                  --                   --
Proceeds from sale of radio station                                   --                   --            1,917,544
Proceeds from sale of assets                                      92,929               30,915               44,003
Loans to managed affiliates                                   (1,948,000)         (15,907,346)            (408,401)
Payment for noncompetition agreement                                  --           (3,000,000)                  --
Increase in other assets                                         (53,235)            (134,059)            (452,554)
Loans to related parties                                      (3,500,000)                  --                   --
Decrease in amounts due from related parties
                                                                      --            4,157,453                   --
                                                            ------------------------------------------------------
Net cash provided by (used in) investing activities
                                                              (8,052,061)         (22,386,679)              58,816

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                Consolidated Statements of Cash Flows (continued)


                                                                             Years ended February 28
                                                                 1999                 1998                  1997
                                                            ---------------------------------------------------------
Financing activities
Increase (decrease) in amounts due to related
   parties                                                  $    (735,455)        $     353,944         $     (79,309)
Payment of deferred financing costs and other
                                                                 (503,420)           (8,902,305)             (491,168)
Principal payments on long-term obligations
                                                               (2,409,503)          (70,890,441)             (742,698)
Proceeds from long-term borrowings                              1,440,950           122,475,376               142,697
Payment of short-term obligation                                       --              (500,000)                   --
Capital contributions                                              15,980                 1,840               845,210
Dividends                                                              --           (12,210,000)             (520,000)
                                                            ---------------------------------------------------------
Net cash provided by (used in) financing activities            (2,191,448)           30,328,414              (845,268)
                                                            ---------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           (8,177,369)           10,142,250            (1,299,376)
Cash and cash equivalents at beginning of year                 10,917,613               775,363             2,074,739
                                                            ---------------------------------------------------------
Cash and cash equivalents at end of year                    $   2,740,244         $  10,917,613         $     775,363
                                                            =========================================================

Supplemental disclosures of cash flow information:

     Interest paid                                          $   8,666,871         $   5,977,788         $   6,116,898
     Income taxes paid                                            132,051               157,432               216,046

See accompanying notes.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                   Notes to Consolidated Financial Statements

                  Years ended February 28, 1999, 1998 and 1997


1.   Basis of Presentation and Business

Basis of Presentation

The consolidated financial statements include the accounts of Brill Media Company, LLC and its subsidiaries, all of which are wholly owned (collectively the Company or BMC). BMC's members are directly owned by Alan R. Brill (Mr. Brill). All intercompany balances and transactions have been eliminated in consolidation.

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

Business

The Company is a diversified media enterprise that acquires, develops, manages, and operates radio stations, newspapers and related businesses in middle markets. The Company presently owns or operates twelve radio stations serving five markets located in Pennsylvania, Kentucky/Indiana, Colorado, Minnesota/Wisconsin, and Missouri (collectively referred to herein as Radio), and additionally, manages three radio stations located in the Kentucky/Indiana market that are owned by affiliates of the Company - see Note 9. The Company operates integrated newspaper publishing, printing and print advertising distribution operations, providing total-market print advertising coverage throughout a thirty-six-county area in the central and northern portions of the lower peninsula of Michigan (collectively referred to herein as News). These operations offer a three-edition daily newspaper, twenty-six weekly publications, two web offset printing operations for newspaper publications and outside customers, and three private distribution companies.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided under the straight-line method over the estimated useful lives of the various assets as follows:

            Buildings and improvements      10 to 40 years
            Towers and antennae             13 to 20 years
            Machinery and equipment         3 to 25 years
            Broadcast equipment             3 to 13 years
            Furniture and fixtures          3 to 10 years

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

Long-Lived Assets

The Company annually considers whether indicators of impairment of long-lived assets held for use (including intangibles) are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows is less than their carrying amounts. The Company recognizes any impairment loss based on the excess of the carrying amount of the assets over their fair value. No impairment loss has been recognized during the three years ended February 28, 1999.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when advertising is aired by Radio or a publication is distributed by News. Radio also receives fees under time brokerage agreements, which are recognized based on a stated amount per month.

Advertising

Advertising costs are expensed as incurred and totaled $1,138,000, $1,089,000 and $839,000 for the years ended February 28, 1999, 1998 and 1997 respectively.

Comprehensive Income

In fiscal 1999, the Company adopted Statement of Financial Accounting Standard
(SFAS) No. 130, "Reporting Comprehensive Income." Net loss for the three years in the period ended February 28, 1999 is the same as comprehensive loss defined pursuant to SFAS No. 130.

Recently Issued Accounting Standard

In April 1998, the AcSEC issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP), which requires all start-up costs to be expensed as incurred. Companies will be required to write-off previously capitalized start-up or organization costs upon adoption of the SOP. The Company is required to adopt the SOP in the first quarter of fiscal 2000 and expects to write-off approximately $150,000 of unamortized start-up costs.

3.   Acquisitions and Dispositions

On July 9, 1996, the Company acquired the common stock of Clinton Distribution, Inc., which owned and operated a weekly newspaper located in Michigan and paid cash of $50,000 and entered into a note payable with the seller of $340,704. The Company also entered into a covenant not to compete with the seller valued at $127,430.

In February 1996, the Company entered into a contract to sell all operating assets of its radio stations located in Fargo, North Dakota, and Moorhead, Minnesota, for $2,000,000 in cash. The pretax gain was approximately $1,065,000, net of related expenses. The Company further contracted to lease the programming of the radio stations to the buyer under a time brokerage agreement (TBA) beginning March 1, 1996, for $15,000 per month, until transfer of the FCC license on August 13, 1996. Accordingly, other than pursuant to the TBA, no broadcast revenue or operating expenses were recorded for these stations subsequent to February 29, 1996.

On July 25, 1997, the Company paid $3,000,000 for a noncompetition agreement among the Company, one of the managed affiliates (see Note 9), and the former owner of the related radio stations.

On October 24, 1997, the Company entered into contracts to sell the operating assets of its Missouri radio stations (collectively, the Missouri Properties), for a net cash price of $7,419,000, plus assumed liabilities of $256,000. The expected pretax gain will be approximately $5 million, net of related expenses, which will be recognized upon transfer of the FCC licenses. The Company further contracted to permit the buyer to provide certain programming on the combined radio stations under TBAs beginning November 1, 1997, for $50,000 per month, until transfer of the FCC licenses is complete. Accordingly, other than pursuant to the TBAs, no broadcast revenue or operating expenses were recorded for the Missouri Properties subsequent to October 31, 1997. Applications for transfer of the broadcast licenses of the Missouri Properties have been filed with the FCC. A local market competitor has objected to the transfer of the licenses and on December 12, 1997, filed with the FCC a Petition to Deny the license transfers and to terminate the TBAs. The Attorney General of the State of Missouri on January 9, 1998 filed a civil investigative demand on the Company to provide documents in order to consider whether the proposed transactions would violate federal or Missouri antitrust laws. The Company complied with the demand. The Attorney General of the State of Missouri has since filed comments with the FCC objecting to the proposed transfers. The FCC has taken no further action on the Petition to Deny. The Company believes that, even if the Petition to Deny were granted, any adverse consequences to the Company would not be material.

During the year ended February 28, 1998, the Company acquired eleven weekly shopping guide publications, a printing business and two print distribution operations reaching approximately 164,000 households in the north-central portion of the lower peninsula of Michigan (the 1998 News acquisitions) for an aggregate purchase price of $10,305,757. The Company paid cash in the aggregate of $6,574,233 and entered into notes payable with the sellers valued at $3,731,524. The Company also secured covenants not to compete from the various sellers valued at $1,115,528. Two weekly shopping guide publications and one print distribution operation were acquired on October 1, 1997 and nine weekly shopping guide publications, the printing business and one distribution operation were acquired on February 23, 1998.

The purchase price for the 1998 News acquisitions has been allocated as follows:

             Property and equipment                                 $ 3,300,000
             Intangibles                                              6,713,082
             Inventory                                                  251,634
             Other assets, net of current liabilities                    41,041
                                                                    -----------
                                                                    $10,305,757
                                                                    ===========

In November 1998, the Company acquired three weekly shopping guide publications and a print distribution operation reaching approximately 66,000 households in the north-western portion of the lower peninsula of Michigan (the 1999 News acquisition). Total consideration was $1,408,644, which consisted of $557,640 cash and a secured seller note valued at $851,004. The Company also entered into a six-year covenant not to compete valued at $405,890.

In February, 1999 the Company purchased radio station KTRR-FM, located in Loveland, Colorado, which it had been operating pursuant to a TBA since August 5, 1996. The purchase price of $2,133,707 included $583,707 in cash, a note payable of $1,350,000 and a $200,000 nonrefundable payment made in fiscal 1997. The Company also entered into a five-year covenant not to compete valued at $179,850.

The above acquisitions have been accounted for as purchases, and the financial statements include the results of operations from the acquisition dates. The 1999 proforma consolidated operating results reflecting the 1999 acquisitions for the full year would not have been materially different from reported amounts.

4.  Property and Equipment

Property and equipment consists of the following:

                                                       February 28
                                                   1999             1998
                                               ----------------------------
     Land                                      $   611,304      $   611,304
     Buildings and improvements                  3,221,159        3,156,680
     Towers and antennae                         2,698,636        2,193,671
     Machinery and equipment                     8,581,513        7,317,037
     Broadcast equipment                         4,474,479        4,243,808
     Furniture and fixtures                      3,031,496        2,691,115
     Construction in progress                      500,000          500,000
                                               ----------------------------
                                               $23,118,587      $20,713,615
                                               ============================

Property and equipment includes the following assets under capital leases:

                                                       February 28
                                                   1999             1998
                                               ----------------------------
     Buildings and improvements                 $  828,337       $  828,337
     Towers and antennae                           700,000          700,000
     Machinery and equipment                       227,838          262,991
     Broadcast equipment                           487,956          508,514
     Furniture and fixtures                        272,554          246,115
                                               ----------------------------
                                                $2,516,685       $2,545,957
                                               ============================

5.  Other Assets

Other assets consist of the following:

                                                        February 28
                                                    1999            1998
                                               ----------------------------
     Deferred financing costs                     $6,090,493     $5,581,835
     Favorable leasehold rights                      391,587        384,728
     Other                                           479,816        691,072
                                               ----------------------------
                                                   6,961,896      6,657,635
     Less:  Accumulated amortization               1,289,695        586,588
                                               ----------------------------
                                                  $5,672,201     $6,071,047
                                               ============================

6.   Income Taxes

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

At February 28, 1999, the "C" corporations had net operating loss carryforwards of approximately $20.0 million for federal income tax purposes which expire in fiscal years 2000 through 2019.

As a result of net operating loss carryforwards and temporary differences, the "C" corporations have net deferred tax assets and have established a valuation allowance as follows:

                                                               February 28
                                                           1999            1998
                                                        --------------------------
Gross deferred tax assets:
        Incentive plan expense                          $ 1,136,280    $ 1,416,417
        Net operating loss carryforwards                  7,991,492      7,048,013
        Other                                               467,623        415,028
                                                        --------------------------
                                                          9,595,395      8,879,458
     Gross deferred tax liabilities:
        Deferred gain on replacement assets                (894,881)      (943,306)
        Other                                               (96,081)      (104,161)
                                                        --------------------------
                                                           (990,962)    (1,047,467)
                                                        --------------------------
     Net deferred tax asset                               8,604,433      7,831,991
     Valuation allowance                                 (8,604,433)    (7,831,991)
                                                        --------------------------
     Net deferred tax asset recognized in the balance
        sheet                                           $        --    $        --
                                                        ==========================

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the provision for income taxes are as follows:


                                                  Year ended February 28
                                          1999            1998             1997
                                        ----------------------------------------

Current federal tax                     $     --        $ 22,954        $ 80,000
Current state tax                        229,390         125,914         206,504
                                        ----------------------------------------
                                        $229,390        $148,868        $286,504
                                        ========================================

The provision for income taxes for the "C" corporations differs from the amount of income tax benefit computed by applying the United States federal income tax rate to loss before income taxes and extraordinary items. A reconciliation of the differences is as follows:

                                                            Year ended February 28
                                                       1999           1998           1997
                                                   -----------------------------------------
"C" corporations income tax benefit at statutory
   federal tax rate                                $  (912,424)   $(1,584,605)   $  (870,606)
Increase (decrease) resulting from:
   State income taxes of "C" corporations, net
     of federal benefit                                (19,516)      (171,636)        46,840
   Change in valuation allowance                     1,073,440      1,864,242      1,024,242
   Non-"C" corporations income tax provision
     and other, net                                     87,890         40,867         86,028
                                                   -----------------------------------------
Income tax provision                               $   229,390    $   148,868    $   286,504
                                                   =========================================

7.  Long-Term Notes and Other Obligations

Long-term obligations consist of the following:

                                                                   February 28
                                                               1998           1997
                                                          ---------------------------
Senior unsecured notes (net of unamortized discount of
   $5,538,868 and $9,817,227, respectively)               $ 99,461,132   $ 95,182,773
Senior secured obligations, payable either monthly or
   quarterly                                                 4,950,911      3,832,715
Mortgage obligations, payable monthly                        1,004,990      1,143,912
Capital leases, payable monthly                                690,318        782,802
Subordinated secured obligations, payable monthly            2,633,451      1,533,578
Appreciation notes, unsecured and subordinated, (net of
   unamortized discount of $148,882 and $581,383,
   respectively)                                             2,851,118      2,418,617
Unsecured obligations, payable monthly                       1,654,234      1,627,265
Performance incentive plans                                  2,920,700      3,535,000
                                                          ---------------------------
                                                           116,166,854    110,056,662
Less:  Current maturities                                    3,960,435      1,005,875
                                                          ---------------------------
                                                          $112,206,419   $109,050,787
                                                          ===========================

On December 30, 1997, the Company issued $105,000,000 of 12% senior unsecured notes (the Senior Notes) and $3,000,000 of appreciation notes (the Appreciation Notes), both due in 2007. The Company received net proceeds of approximately $96.8 million. The proceeds were used, in part, to pay off the Company's existing senior note of $70 million plus accrued interest of $1.9 million and a prepayment penalty of $2.8 million. The Company also wrote off previously deferred financing costs of $1,324,209 related to the senior note. This expense, plus the prepayment penalty, has been reflected as an extraordinary loss on the early extinguishment of debt in the accompanying 1998 statement of operations and members' deficiency.

The Senior Notes bear cash interest, payable semiannually, at a rate of 7 1/2% through December 15, 1999, and at 12% after such date through December 2007. The Senior Notes were issued at a discount of approximately $10,539,000, which is being amortized to yield an effective interest rate of 12.2% over the term of the Senior Notes. The Senior Notes are only redeemable at the Company's option in the event of an initial public offering or beginning December 15, 2002, at the following redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest:

                                                   Redemption
          Periods Beginning December 15,              Price
          -------------------------------------------------------

          2002                                        106%
          2003                                        104%
          2004                                        102%
          2005 and thereafter                         100%

Following one or more public offerings of the Company's capital stock with aggregate proceeds of at least $25 million, the Company may redeem up to 25% of the aggregate principal amount of the Senior Notes at 112% of the Accreted Value, as defined, plus accrued and unpaid interest, prior to December 15, 1999, and at 112% of the principal amount, plus accrued and unpaid interest, subsequent to December 15, 1999, provided the principal amount outstanding after any such redemption is at least $79 million.

Upon the occurrence of a change in control, as defined, each holder of the Senior Notes has the right to require the Company to purchase all or any part of such holder's notes, at a purchase price equal to 101% of the Accreted Value prior to December 15, 1999, and thereafter at 101% of the principal amount thereof, plus accrued and unpaid interest.

Senior secured obligations include approximately $2.9 million of obligations payable in quarterly installments including interest at the stated rate of 7% with the final installments of approximately $1.9 million due February 2004 and a $1.35 million obligation payable monthly in interest only installments at the stated rate of 7.75% until August 2001, then in quarterly payments of principal and interest until February 2009.

Subordinated secured obligations include approximately $1.8 million of obligations payable in monthly installments including interest, at varying interest rates until July 2006 and an $850,000 obligation payable monthly in interest only installments at a stated rate of 7% until November 1999, then monthly payments of principal and interest until October 2008 with a final installment of $153,000 due November 2008.

The senior secured obligations, mortgage obligations and subordinated secured obligations are secured by the respective property for which the loan was initiated, and are effectively senior in right of payment to the Senior Notes.

The Appreciation Notes are non-interest bearing and were issued at a discount of $651,000, which is being amortized to yield an effective interest rate of 17% through June 15, 1999, based on management's expectation that the Company will redeem, subject to certain defined limitations, the Appreciation Notes on such date for an aggregate price of $3.0 million.

Should the Company not redeem the Appreciation Notes on June 15, 1999, as expected by management, additional interest expense will be accrued on a prospective basis, based on the optional and mandatory repurchase options as defined in the indenture.

The Senior Notes are senior unsecured obligations of the Company and the Appreciation Notes are subordinated unsecured obligations of the Company. The Senior Notes and Appreciation Notes are unconditionally guaranteed, fully, jointly, and severally, by each of the Company's subsidiaries (the Guarantors) all of which are wholly owned. BMC is a holding company and has no operations, assets, or cash flows separate from its investments in its subsidiaries. Accordingly, separate financial statements and other disclosures concerning the Guarantors have not been presented because management has determined that they would not be material to investors.

Brill Media Management, Inc., the co-issuer of the Senior Notes and Appreciation Notes, has minimal assets and liabilities ($50 cash, $50 due from related parties and $100 capital at February 28, 1999; and $100 cash and $100 capital at February 28, 1998) and no income or expenses since its formation in October 1997.

The Senior Notes restrict the Company from the following in excess of defined limitations: incurring additional indebtedness; making restricted payments to subsidiaries; creating or permitting any liens to exist; making distributions from restricted subsidiaries; selling assets and subsidiary stock; transactions with affiliates; completing sale/leaseback transactions; creating new subsidiaries or designating unrestricted subsidiaries; engaging in other than permitted business activities; and completing mergers and acquisitions.

In addition to the obligations described above, the Company has approximately $1.45 million of unsecured obligations which are stated net of imputed interest and are payable through 2007.

During fiscal years 1999 and 1998, the Company entered into new capital leases totaling approximately $195,000 and $109,000 respectively. The present value of obligations under capital leases at February 28, 1999 includes $391,750 of amounts due to related parties of the Company.

The Company has performance incentive plans with certain executives which are recorded as long-term obligations. Such plans accumulate value based on certain defined performance factors. The executives were fully vested at February 28, 1999 and 1998. Payments under the terms of the plans would commence only upon the death, disability, retirement, or termination of employment of an executive, and can be made at the discretion of the Company in amounts and on terms no less favorable to the executive than quarterly payments of 2.5% of the vested amount.

Aggregate maturities of long-term obligations during the next five years, assuming the Appreciation Notes are paid June 15, 1999, are as follows:

                   Fiscal Year               Amount
                  ------------------------------------

                     2000                  $3,960,435
                     2001                   1,286,306
                     2002                   1,227,603
                     2003                   1,201,196
                     2004                   3,081,096

The estimated fair market value of the Company's Senior Notes and Appreciation Notes was approximately $88,200,000 at February 28, 1999, based on the average trading price at that date. The fair market value of the Company's remaining long-term debt approximates its carrying value.

8.   Commitments

The Company leases certain land, buildings, and equipment. Rent expense for fiscal years 1999, 1998, and 1997 was $419,000, $279,000, and $247,000,
respectively. Future minimum lease payments under operating leases that have initial or remaining noncancelable terms in excess of one year as of February 28, 1999, are as follows:

                  Fiscal Year                                 Amount
                  ----------------------------------------------------

                  2000                                      $  245,459
                  2001                                         236,834
                  2002                                          63,042
                  2003                                          55,911
                  2004                                          34,703
                  Thereafter                                    10,550


Certain litigation and claims arising in the normal course of business are pending against the Company and its subsidiaries. While it is not possible to predict the results of these matters, the Company is of the opinion that the ultimate disposition of all such matters, after taking into account the liabilities accrued with respect thereto and possible recoveries under insurance liability policies, will not have a material adverse effect on its consolidated financial position.

9.   Transactions With Related Parties

Brill Media Company, LP (BMCLP), owned indirectly by Mr. Brill, is a group executive management operation which provides supervisory activities and certain corporate-wide administrative services to the Company. BMCLP earns a fee, paid monthly as permitted, based on a percentage of revenue under standard contractual arrangements. The Company incurred management fees to BMCLP in fiscal years 1999, 1998, and 1997 of $2,583,000, $2,075,000, and $1,945,000,
respectively. The payment of management fees is subordinated to the payment of the Company's obligations under the Senior Notes.

The Company has management agreements and loans with affiliates, owned by Mr. Brill, which operate radio stations in the same markets as the Company. In accordance with the management agreements, the managed affiliates pay fixed management fees plus a variable fee based on performance, as defined. The Company earned management fees from these managed affiliates of $240,000 in fiscal years 1999 and 1998.

At February 28, 1999 and 1998, notes receivable from managed affiliates totaled $18,263,747 and $16,315,747, respectively, plus accrued interest of $324,357 at February 28, 1998. In connection with the Company's issuance of the Senior Notes and Appreciation Notes - see Note 7, the Company refinanced the outstanding 17.5% notes receivable from managed affiliates during fiscal 1998. The current notes receivable bear interest at 12%, payable semi-annually. Principal and any outstanding accrued interest is due January 2001. The Senior Notes indenture generally limits the Company to $20 million of outstanding loans to managed affiliates.

At February 28, 1999, amounts due from related parties includes a $3,000,000 note receivable plus accrued interest of $126,779 from an affiliate which operates a radio station in one of the Company's markets. This note bears interest at the prime rate payable annually until maturity on December 31, 2003. Also included in amounts due from related parties are notes receivable from officers of $500,000 plus accrued interest of $27,500. The five year notes bear interest at 6%, payable annually, with principal due at maturity.

At February 28, 1999, amounts payable to related parties include accrued management fees of $783,237 and accrued interest payable of $37,221, net of other operating receivables of $183,317.

At February 28, 1998, amounts payable to related parties include accrued management fees of $184,346, other operating payables of $40,241 and a $500,000 demand note payable which bears interest at the prime rate plus 1% (effectively, 9.5% at February 28, 1998).

An affiliate of the Company has acquired a facility that is currently partially occupied by the Company. The Company has a lease with and has advanced to this affiliate $500,000 for the Company's share of the "build out" costs to renovate and occupy additional space in this facility to consolidate certain of its operations. Additionally, two other affiliates of the Company acquired buildings, that upon completion of planned renovations, will be leased to and occupied by the Company and the managed affiliates. Each of these leases will be at prevailing market rental rates.

10.  Operating Segments

Effective February 28, 1999, the Company adopted the provisions of SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which established standards for reporting information about operating segments. Operating segments are defined as components of the Company for which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker in determining how to allocate resources to, and access performance of, individual segments. The Company has two operating segments: operation of AM and FM radio stations and publication of daily and weekly newspapers and shoppers.

Information for the years ended February 28, 1999, 1998, and 1997, regarding the Company's major operating segments is presented in the following table:

                                             Radio         News          Total
                                         ---------------------------------------
Revenues:
   1999                                  $14,922,266   $25,511,181   $40,433,447
   1998                                   15,038,174    14,528,473    29,566,647
   1997                                   13,595,820    13,440,395    27,036,215
Operating income:
   1999                                    1,643,332     3,898,868     5,542,200
   1998                                    1,743,993     3,407,998     5,151,991
   1997                                    1,897,712     2,041,434     3,939,146
Total assets:
   1999                                   41,673,635    25,151,621    66,825,256
   1998                                   35,740,717    30,408,274    66,148,991
   1997                                   11,074,545    15,367,692    26,442,237
Depreciation and amortization expense:
   1999                                    1,543,812     1,321,857     2,865,669
   1998                                    1,271,684       591,226     1,862,910
   1997                                      917,438       477,589     1,395,027
Capital expenditures:
   1999                                      887,824       614,584     1,502,408
   1998                                      590,527       368,882       959,409
   1997                                      336,952       931,895     1,268,847

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not made any changes in, nor has it had any disagreements with its accountants, on accounting and financial disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors of Media are elected annually by its sole shareholder, BMC. Executive officers of Media are elected by, and serve at the pleasure of, Media's board of directors.

The following table sets forth certain information with regard to Media's principal executive officers and directors as of February 28, 1999.

  Name                          Age     Position
  ---------------------------------------------------------------------------------------------------
  Alan R. Brill                 56      Director, President and CEO
  Robert M. Leich               56      Director
  Philip C. Fisher              60      Director
  Clifton E. Forrest            50      Director, Vice President (Newspapers) and Assistant Secretary
  Charles W. Laughlin           70      Director
  Alan L. Beck                  47      Vice President (Radio)
  Donald C. TenBarge            41      Vice President, CFO, Secretary and Treasurer

     Information concerning the experience and affiliations of the directors and executive officers of Media is as set forth below.

     ALAN R. BRILL, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Brill founded the Company's predecessor beginning in 1981 and has worked in the media industry for 26 years. Prior to starting the Company, after Peace Corps service in Ecuador, Mr. Brill joined Arthur Young & Co. in New York City where he practiced as a CPA with a diversified clientele. In 1972, he joined a new, publicly-traded real estate investment trust in Atlanta as a senior financial and administrative executive. The trust was involved in short and long-term real estate loans, primarily to proprietary hospitals. In 1973, he was recruited by Worrell Newspapers, Inc., a large, privately-owned newspaper group headquartered in Charlottesville, Virginia, as its chief financial officer and named to the company's Board of Directors. As a senior executive in the company, Mr. Brill was involved in or responsible for all the company's numerous acquisitions and financings, had a role in most significant operating matters and built a small television group for the company. Soon after the founder transferred his ownership interest to his son and withdrew from the business, Mr. Brill left Worrell to form the Company's predecessor in 1981. Mr. Brill earned a B.A. in economics and mathematics from DePauw University and an M.B.A. from Harvard Business School. Mr. Brill is a Certified Public Accountant.

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

     DONALD C. TENBARGE, VICE PRESIDENT, CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER. Mr. TenBarge joined BMCLP in 1988. He is responsible for the financial management and reporting of all operations and companies. In addition to managing the information systems, Mr. TenBarge also participates in financing activities and acquisitions. Prior to joining BMCLP, Mr. TenBarge was a manager in a regional CPA firm where he spent nine years engaged in many aspects of audit, tax, systems, and financial planning. Mr. TenBarge earned a B.S. in Accounting from the University of Evansville and is a Certified Public Accountant.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company to Mr. Brill, as its President, Chief Executive Officer and Treasurer, in all capacities during the periods indicated. The Company did not pay any of its executive officers salary and bonus in excess of $100,000 in fiscal 1999.

                           SUMMARY COMPENSATION TABLE

                                                                             Annual Compensation
                                                                          Other Annual     All Other
  Name and Principal Position       Year       Salary          Bonus      Compensation    Compensation
  ------------------------------    ----      ------           -----      ------------    ------------
Alan R. Brill, President,           1999         $0             $0             $0             $0
CEO, Treasurer and Director
                                    1998         $0             $0             $0             $0

Mr. Brill received no compensation from the Company, and the other executive officers of the Company received no significant compensation from the Company. All such persons also serve as officers of, and receive compensation from, BMCLP. BMCLP provides management services to the Company and also to affiliated and unaffiliated entities other than the Company pursuant to administrative management agreements. During fiscal 1999, fiscal 1998 and fiscal 1997, BMCLP earned approximately $2.6 million, $2.1 million and $1.9 million, respectively, for such services to the Company. See "Certain Relationships and Related Transactions."

Options/SAR Grants in Fiscal 1999

         The following table sets forth certain information with respect to option grants made to Mr. Brill for the fiscal year ended February 28, 1999.




                                                                                              POTENTIAL
                                                                                              REALIZABLE
                                        PERCENT OF                                         VALUE AT ASSUMED
                 NUMBER OF                TOTAL                                             ANNUAL RATES OF
                 SECURITIES           OPTIONS/SARS                                            STOCK PRICE
                 UNDERLYING            GRANTED TO            EXERCISE                       APPRECIATION FOR
                OPTIONS/ SARS         EMPLOYEES IN            PRICE        EXPIRATION         OPTION TERM
NAME              GRANTED              FISCAL YEAR           ($/SH)           DATE              5%     10%
------------------------------------------------------------------------------------------------------------------------------------
Alan R. Brill                           N/A                    N/A             N/A             $0       $0


                                AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1999 AND 1998
                                           FISCAL YEAR-END OPTION/SAR VALUES


                                                                 NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                              SHARES                          UNDERLYING  UNEXERCISABLE          IN-THE-MONEY OPTIONS/
                            ACQUIRED ON                         OPTIONS/SARS AT FISCAL           SARS AT FISCAL YEAR-
                              EXERCISE            VALUE         YEAR-END, EXERCISABLE/             END, EXERCISABLE/
NAME                           (#)(1)            REALIZED ($)      UNEXERCISABLE (#)               UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------------------
Alan R. Brill                    0                 $0                    0                              $0

     The Company made no grants to Mr. Brill of options or stock appreciation rights, and Mr. Brill did not exercise any stock or appreciation rights, in the fiscal year ended February 28, 1999. Mr. Brill held no options or SARs of the Company as of February 28, 1999.

Incentive Plan Agreements and Compensation of Directors

     The Company has entered into performance incentive plan agreements (Plans) with Clifton E. Forrest with respect to the Newspapers business and Alan L. Beck with respect to the Stations' business (the Executives) in their capacities as executives of the Company. The Plans accumulate increments annually based on certain defined performance criteria. As of February 28, 1999, vested interests of the Executives in the Plans totaled $1,216,500 for Mr. Forrest, and $1,473,000 for Mr. Beck. Payments under the Plans will commence only upon fulfillment of certain contingencies, including the Executive's death, disability, retirement, or employment termination and can be paid, at the Company's option, in amounts not to exceed quarterly payments of 2.5% of the Executive's vested amount. The Company also participates in a defined contribution profit sharing plan to which all Company employees may make voluntary contributions.

     In the year ended February 28, 1999, Thompson & McMullan, P.C. (to which Mr. Laughlin is of counsel) received approximately $240,000 in fees from the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Mr. Brill is the ultimate owner of all of the equity of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since their organization or acquisition, each Subsidiary or affiliate owner of a Newspaper or Station has paid management fees to Brill Media Company, L.P. (BMCLP) pursuant to management agreements (Administrative Management Agreements). BMCLP is a limited partnership whose limited partners are Alan R. Brill and Northwest Radio, Inc., an affiliate owned indirectly by Mr. Brill, and whose general partner is Brill Media Company, Inc., also an affiliate of the Company also owned by Mr. Brill. Acting pursuant to such Administrative Management Agreements, BMCLP is responsible for and provides to the Stations and Newspapers long-range strategic planning, management support and oversight, establishment of primary policies and procedures, resource allocation, accounting and auditing, regulatory and legal compliance and support, license renewals and the evaluation of potential acquisitions. In addition, executives of BMCLP visit the Company's Stations and Newspapers on a frequent basis to review performance, to assist local management with programming, production, sales, and recruiting efforts, to develop, implement, and verify overall Station and Newspaper operating and marketing strategies, and, most importantly, to remain aware of developments in each market. The executives of BMCLP are the same persons that are executives of BMC (see "Directors and Executive Officers of the Registrant"), for which they presently receive no compensation from the Company.

     Pursuant to such Administrative Management Agreements, BMCLP earns an annual fee, paid monthly as permitted, equal to ten percent of each Station's net cash revenues and five percent of each of the Newspapers' net cash revenues. Non-operating Subsidiaries and affiliates pay a nominal flat fee for any such service received. For the years ended February 28, 1999, 1998 and 1997 the aggregate amount of such Administrative Management Agreement fees charged to Subsidiaries was approximately $2.6 million, $2.1 million, $1.9 million, respectively.

     Pursuant to reimbursement agreements, from time to time third-party services or products (such as insurance coverage) may be provided to one or more of the Company, its Subsidiaries, or their affiliates, in which case such costs are reimbursed on a ratable basis to the provider, which may be BMCLP, the Company, or another Subsidiary or affiliate.

     From time to time one or more of the Subsidiaries may provide management services to a Managed Affiliate on an agreed fee basis for services rendered. Such fees generally consist of a nominal fixed fee plus a variable additional fee based upon the Managed Affiliate's performance. One of the Company's Subsidiaries, Tri-State Broadcasting, Inc. (Tri-State) has entered into such agreements (Tri-State Agreements) with two Managed Affiliates, TSB III, LLC, the owner and operator of Stations WSTO-FM and WVJS-AM licensed to Owensboro, Kentucky and TSB IV, LLC, the owner and operator of Station WKDQ-FM, licensed to Henderson, Kentucky, each an entity wholly owned indirectly by Mr. Brill. Pursuant to the Tri-State Agreements, Tri-State will receive from each of the Managed Affiliates a monthly fee of $10,000 and an additional annual fee based upon such Managed Affiliate's financial performance. The Company charged the Managed Affiliates $240,000 for the year ended February 28, 1999, for such services.

     Central Michigan Newspapers, Inc. (CMN), presently leases space from CMR Investments, L.P. (CMR) a limited partnership affiliate of the Company (in which BMCLP's and the Company's executives, Messrs. Brill, Forrest, and Beck each has an interest as a limited partner). CMN has advanced to CMR the sum of $500,000 (a portion of the insurance proceeds resulting from a fire loss at CMNs prior production facilities) for CMNs share of the "build out" costs of new quarters that CMN will lease from CMR and will occupy after CMR has renovated the property. After the renovations are complete, CMR and CMN will effect the long-term lease for occupancy of the improved property for use as the Newspapers' main office and production facility, all at a cost no greater than that required for comparable space elsewhere in that market, if available. Renovations are expected to be substantially completed during fiscal 2000.

     DRI, LLC, an affiliate owned indirectly by Mr. Brill, is entering into a lease on market rental terms with the Subsidiary Northland Broadcasting, LLC for use of a portion of the Duluth Building as a studio facility for the Duluth, Minnesota/Superior, Wisconsin Stations.

     An affiliate of the Company has acquired a facility, that upon completion of planned renovations, will be leased to and occupied by the Company and the Managed Affiliates. Each of these leases will be at prevailing market rental rates.

     From time to time various Company Subsidiaries and affiliates have entered into loan transactions between themselves, which transactions are duly recorded in the appropriate Company books and records and the annual effects of which are fully reflected in the Company's financial statements.

     During fiscal 1999, the Company advanced $3.0 million to an affiliate which operates a radio station in one of the Company's markets. The note bears interest at the prime rate, payable annually until maturity on December 31, 2003. Also during fiscal 1999, the Company advanced $.5 million to officers. The five year notes bear interest at 6%, payable annually, with principal due at maturity.

     The Company has loaned approximately $18.3 million to Managed Affiliates and received in return therefor Managed Affiliate Notes which are unsecured, mature on January 1, 2001 and bear interest at a rate of 12% per annum. The proceeds of such loans have been used by the Managed Affiliates to purchase property, equipment, and intangibles and to provide working capital. Total interest income earned by the Company on these loans totaled $2.1 million for the year ended February 28, 1999. It is anticipated that similar relationships may be initiated with other affiliates in the future. No transaction may cause the aggregate principal amount of Managed Affiliate Notes then outstanding to exceed $20.0 million unless: (i) the Board of Directors, including a majority of the disinterested members of the Board, determines that the terms of the transaction are no less favorable than those that could be obtained at the time of such transaction in arms-length dealings with a person who is not an "Affiliate";
(ii) the Company obtains a written opinion of an independent investment bank of nationally recognized standing that the transaction is fair to the Company from a financial point of view; and (iii) the Company at the time of the transaction is able to make a "Restricted Payment" (as such terms are defined in the Indenture) in an amount equal to such excess amount.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)(1) CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are attached hereto (located under Item 8 Financial Statements and Supplementary Data):

     Report of Independent Auditors

     Consolidated Statements of Financial Position at February 28, 1999 and 1998

     Consolidated Statements of Operations and Members' Deficiency for the Years Ended February 28, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the Years Ended February 28, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

     (A)(2) FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is set forth herein: Schedule II
- Valuation and Qualifying Accounts and Reserves.

     All other statements and schedules have been omitted because they are not required under related instructions, are inapplicable or are immaterial, or the information is shown in the consolidated financial statements of the Company or the notes thereto.

                            Brill Media Company, LLC
          Schedule II - Valuation and Qualifying Accounts and Reserves

                                                                                  Deductions -
                                             Balance at        Charged to            Amounts
                                           Beginning of        Costs and          Written Off        Balance at
                 Description                  Period            Expenses             Net of        End of Period
                                                                                   Recoveries
-------------------------------------------------------------------------- -------------------------------------
Year ended February 28, 1999:
     Allowance for doubtful accounts         $ 174,685          $ 413,954          $(376,942)       $ 211,697
Year ended February 28, 1998:
     Allowance for doubtful accounts           112,192            402,803           (340,310)         174,685
Year ended February 28, 1997:
     Allowance for doubtful accounts           184,902            289,363           (362,073)         112,192

     (A)(3) EXHIBITS

     The following exhibits are furnished with this report:

     Exhibit 27 -- Financial Data Schedule
     Exhibit 99 -- Press Release

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BRILL MEDIA COMPANY, LLC

                                  By: BRILL MEDIA MANAGEMENT, INC.,
                                      Manager


June 01, 1999                         By /s/ Alan R. Brill
                                      ----------------------------------
                                      Alan R. Brill
                                      DIRECTOR, PRESIDENT AND CHIEF
                                      EXECUTIVE OFFICER

June 01, 1999                         By /s/ Donald C. TenBarge
                                      ----------------------------------
                                      Donald C. TenBarge
                                      VICE PRESIDENT, CHIEF FINANCIAL
                                      OFFICER, SECRETARY AND TREASURER
                                      (PRINCIPAL FINANCIAL
                                      AND ACCOUNTING OFFICER)

June 01, 1999                         By /s/ Robert M. Leich
                                      ----------------------------------
                                      Robert M. Leich
                                      DIRECTOR

June 01, 1999                         By /s/  Philip C. Fisher
                                      ----------------------------------
                                      Philip C. Fisher
                                      DIRECTOR

June 01, 1999                         By /s/  Clifton E. Forrest
                                      ----------------------------------
                                      Clifton E. Forrest
                                      Director, Vice President,
                                      and Assistant Secretary

June 01, 1999                         By /s/ Charles W. Laughlin
                                      ----------------------------------
                                      Charles W. Laughlin
                                      DIRECTOR