Form 10-Q
period 1999-05-31
BRILL MEDIA CO LLC
filed 1999-07-15
CIK 1052567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________.

     Commission File Number: 333-44177

                            BRILL MEDIA COMPANY, LLC
                            ------------------------
             (Exact name of registrant as specified in its charter)

               Virginia                         52-2071822
         (State of Formation)     (I.R.S. Employer Identification No.)

                              420 N.W. Fifth Street
                            Evansville, Indiana 47708
                    (address of principal executive offices)

                                 (812) 423-6200
                                 --------------
              (Registrant's telephone number, including area code)

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

|X|  YES   |_|  NO

                                TABLE OF CONTENTS

   PART NO.     ITEM NO.                                                Page No.

      I           1        FINANCIAL STATEMENTS
                           Consolidated Statements of Financial Position
                           May 31, 1999 and February 28, 1999                  3

                           Consolidated Statements of Operations and
                           Members' Deficiency for the Three Months
                           Ended May 31, 1999 and 1998                         4

                           Consolidated Statements of Cash Flows for the
                           Three Months Ended May 31, 1999 and 1998            5

                           Notes to Consolidated Financial Statements          6

                  2        MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS                               8

                  3        QUANTITATIVE AND QUALITATIVE
                           DISCLOSURES ABOUT MARKET RISK                      13

      II          6        EXHIBITS AND REPORTS ON
                           FORM 8-K                                           14

PART I

ITEM 1.  FINANCIAL STATEMENTS

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                  Consolidated Statements of Financial Position

                                                               May 31         February 28
                                                                1999              1999
                                                           ------------------------------
                                                            (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                               $   4,578,515    $   2,740,244
   Accounts receivable, net                                    6,010,397        5,021,759
   Inventories                                                   383,890          495,377
   Other current assets                                          443,770          368,183
                                                           ------------------------------
Total current assets                                          11,416,572        8,625,563

Notes receivable from managed affiliates                      18,578,747       18,263,747

Property and equipment                                        23,358,198       23,118,587
Less: Accumulated depreciation                                10,524,814       10,295,485
                                                           ------------------------------
Net property and equipment                                    12,833,384       12,823,102

Goodwill and FCC licenses, net                                13,916,616       13,808,957
Covenants not to compete, net                                  3,765,913        3,977,407
Other assets, net                                              5,371,706        5,672,201
Amounts due from related parties                               3,712,983        3,654,279
                                                           ------------------------------
                                                           $  69,595,921    $  66,825,256
                                                           ==============================
Liabilities and members' deficiency
Current liabilities:
   Amounts payable to related parties                      $   1,231,211    $     637,141
   Accounts payable                                            1,217,787        1,288,100
   Accrued payroll and related expenses                        1,029,785          750,334
   Accrued interest                                            3,611,590        1,642,244
   Other accrued expenses                                        670,268          437,185
   Current maturities of long-term obligations                 4,113,667        3,960,435
                                                           ------------------------------
Total current liabilities                                     11,874,308        8,715,439

Long-term notes and other obligations                        113,472,554      112,206,419
Members' deficiency                                          (55,750,941)     (54,096,602)
                                                           ------------------------------
                                                           $  69,595,921    $  66,825,256
                                                           ==============================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

          Consolidated Statements of Operations and Members' Deficiency
                                   (Unaudited)

                                                                         Three Months Ended
                                                                               May 31
                                                                        1999           1998
                                                                   ----------------------------
Revenues                                                           $ 11,190,111    $ 10,604,521

Operating expenses:
   Operating departments                                              7,968,621       7,400,165
   Management fees                                                      703,693         684,444
   Time brokerage agreement fees, net                                        --          12,000
   Consulting                                                             4,998          61,999
   Depreciation                                                         368,035         343,314
   Amortization                                                         371,809         336,358
                                                                   ----------------------------
                                                                      9,417,156       8,838,280
                                                                   ----------------------------
Operating income                                                      1,772,955       1,766,241

Other income (expense):
   Interest - managed affiliates                                        560,278         500,350
   Interest - related parties, net                                       47,833          (6,846)
   Interest - other, net                                             (3,516,346)     (3,250,772)
   Amortization of deferred financing costs                            (152,863)       (146,573)
   Loss on sale of assets, net                                         (125,734)             --
   Other, net                                                           (43,305)        (41,602)
                                                                   ----------------------------
                                                                     (3,230,137)     (2,944,903)
                                                                   ----------------------------
Loss before income taxes and cumulative effect of change in
   accounting principle                                              (1,457,182)     (1,178,662)
Income tax provision                                                     46,178          40,500
                                                                   ----------------------------
Loss before cumulative effect of  change in accounting principle     (1,503,360)     (1,219,162)
Cumulative effect of change in accounting principle                    (150,979)             --
                                                                   ----------------------------
Net loss                                                             (1,654,339)     (1,219,162)
Members' deficiency, beginning of period                            (54,096,602)    (47,509,998)
Capital contributions                                                        --          16,040
                                                                   ----------------------------
Members' deficiency, end of period                                 $(55,750,941)   $(48,713,120)
                                                                   ============================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 Three Months Ended May 31

                                                                     1999            1998
                                                                -------------------------------
Operating activities
Net loss                                                         $ (1,654,339)    $ (1,219,162)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization                                      739,844          679,672
   Amortization of deferred financing costs and original issue      1,384,312        1,322,021
     discount
   Management fees accrual                                            185,478          173,939
   Related parties interest accrual                                   (80,080)        (553,516)
   Loss on sale of assets, net                                        125,734               --
   Cumulative effect of change in accounting principle                150,979
   Changes in operating assets and liabilities, net of
     effect of acquisition:
      Accounts receivable                                            (988,638)      (2,324,382)
      Other current assets                                             35,900          159,633
      Accounts payable                                                (70,313)         910,472
      Other accrued expenses                                        2,481,880        2,302,678
                                                                -------------------------------
Net cash provided by operating activities                           2,310,757        1,451,355

Investing activities
Purchase of property and equipment                                   (313,207)        (606,733)
Purchase of newspaper, net of cash acquired                           (61,235)              --
Proceeds from sale of assets                                           64,272               --
Loans to managed affiliates                                                                 --
                                                                     (315,000)
Increase in other assets                                               (8,330)         (16,688)
                                                                -------------------------------
Net cash used in investing activities                                (633,500)        (623,421)

Financing Activities
Increase (decrease) in amounts due to related parties                 431,064          (36,689)
Payment of deferred financing costs                                        --         (498,596)
Principal payments on long-term obligations                          (270,050)        (241,295)
Proceeds from long-term borrowings                                         --           15,629
Capital contributions                                                      --           16,040
                                                                -------------------------------
Net cash provided by (used in) financing activities                   161,014         (744,911)
                                                                -------------------------------
Net increase in cash and cash equivalents                           1,838,271           83,023
Cash and cash equivalents at beginning of period                    2,740,244       10,917,613
                                                                -------------------------------
Cash and cash equivalents at end of period                       $  4,578,515     $ 11,000,636
                                                                ===============================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Brill Media Company, LLC (BMC) and its subsidiaries, all of which are wholly owned (collectively the Company). BMC's members are directly owned by Alan R. Brill (Mr. Brill). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included along with the elimination of all intercompany balances and transactions. Operating results for the three month period ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1999.

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

     In April 1999, the Company acquired a real estate magazine which has monthly distribution of approximately 20,000 in the north-western portion of the lower peninsula of Michigan (the 2000 News acquisition) for consideration of approximately $276,000, which consisted of $61,235 cash, a secured seller note and a six-year covenant not to compete.

3. Long Term Debt

     Long-term obligations include the Company's 12% senior notes due 2007 (the Senior Notes) and appreciation notes due 2007 (the Appreciation Notes). The Senior Notes are senior unsecured obligations of BMC and a subsidiary of BMC, Brill Media Management, Inc. (Media). The Appreciation Notes are unsecured subordinated obligations of BMC and Media. The Senior Notes and Appreciation Notes are unconditionally guaranteed, fully, jointly, and severally, by each of the Company's subsidiaries other than Media (the Guarantors) all of which are wholly owned. BMC is a holding company and has no operations, assets, or cash flows separate from its investments in its subsidiaries. Accordingly, separate financial statements and other disclosures concerning Media and the Guarantors have not been presented because management has determined that they would not be material to investors.

     Media has minimal assets and liabilities ($392 cash, $292 due to related parties and $100 capital at May 31, 1999; and $50 cash, $50 due from related parties and $100 capital at February 28, 1999) and no income or expenses since its formation in October 1997.

4. Affiliate Transactions

     During fiscal year 2000, the Company has advanced $315,000 to certain of its affiliates (the Managed Affiliates) under the existing Managed Affiliates Notes which are described in Item 2 below.

5. Cumulative Effect of Change in Accounting Principle

     The Company adopted AcSEC Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP) in the first quarter of fiscal 2000 and wrote-off, as required, approximately $150,000 of previously capitalized start-up costs as a cumulative effect of change in accounting principle.

6. Operating Segments

     The Company has two operating segments: operation of AM and FM radio stations and publication of daily and weekly newspapers and shoppers. Information for the three month periods ended May 31 regarding the Company's major operating segments is presented in the following table:

                                                 Radio           News        Total
                                            -----------------------------------------
Revenues:
   1999                                     $  4,077,761   $  7,112,350  $ 11,190,111
   1998                                        3,875,201      6,729,320    10,604,521
Operating income:
   1999                                          778,656        996,481     1,775,137
   1998                                          548,683      1,217,558     1,766,241
Total assets:
   1999                                       43,337,795     26,260,308    69,598,103
   1998                                       36,481,733     32,713,526    69,195,259
Depreciation and amortization expense:
   1999                                          386,424        351,238       737,662
   1998                                          384,606        295,066       679,672
Capital expenditures:
   1999                                          126,696        186,511       313,207
   1998                                          370,687        236,046       606,733

7. Subsequent Events

     On June 15, 1999, an additional equity contribution was made by Mr. Brill and the Company redeemed the Appreciation Notes for the aggregate sum of $3.0 million.

ITEM 2. MANAGEMENT'S DISSCUSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information and Basis of Presentation

     The Company is a diversified media enterprise that acquires, develops, manages, and operates radio stations, newspapers and related businesses in middle markets. The Company presently owns, operates, or manages fifteen radio stations (the Stations) serving five markets located in Pennsylvania, Kentucky/Indiana, Colorado, Minnesota/Wisconsin, and Missouri. The Company's newspaper businesses (the Newspapers) operate integrated newspaper publishing, printing and print advertising distribution operations, providing total-market print advertising coverage throughout a thirty-six-county area in the central and northern portions of the lower peninsula of Michigan. This operation offers a three-edition daily newspaper, twenty-six weekly publications, a monthly real estate guide, web offset printing operations for Newspapers' publications and outside customers, and private distribution systems. Mr.

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

Three Months Ended May 31, 1999 Compared to Three Months Ended May 31, 1998

     Revenues for the three months ended May 31, 1999 were $11.2 million, a $0.6 million or 5.5% increase from the prior comparative period. For the current quarter, Stations' revenues represented $4.1 million and Newspapers' revenues represented $7.1 million.

     Stations' revenues, excluding the Missouri Properties, increased $0.2 million or 4.8% from the prior comparative period. This increase is due to continuing operations growth within each market.

     The Newspapers' revenues increased $0.4 million or 5.7% from the prior comparative period. The 2000 and 1999 News acquisitions accounted for this growth.

     Operating expenses for the three months ended May 31, 1999 were $9.4 million, a $0.6 million or 6.5% increase from the prior comparative period.

     The Stations' operating expenses, excluding the Missouri Properties, remained unchanged from the prior comparative period.

     The Newspapers' operating expenses increased $0.6 million over the prior comparative period. The 2000 and 1999 News acquisitions accounted for this increase.

     As a result of the above, operating income for the three months ended May 31, 1999 remained relatively unchanged from the prior comparative period.

     Other income (expense) for the three months ended May 31, 1999 was $3.2 million of net expense, an increase of $0.3 million or 9.7% over the prior comparative period. This is primarily due to an increase in interest expense associated with the financing arrangements entered into in fiscal 1998, a decrease in temporary cash investment income along with a loss on sale of real estate assets of a radio station being relocated.

     Net loss for the three months ended May 31, 1999 was $1.7 million, an increase in loss of $0.5 million or 35.7% over the prior comparative period. This is primarily due to the increases in other income (expense) noted above, along with the adoption of the SOP.

Liquidity and Capital Resources

     Generally, the Company's operating expenses are paid before its advertising revenues are collected. As a result, working capital requirements have increased as the Company has grown and will likely increase in the future.

     Net cash provided by operating activities was $2.3 million for the three months ended May 31, 1999. The increase of $0.9 million from the comparative fiscal 1999 period is primarily attributable to the timing related to the collection of receivables and the payment of operating expenses and the collection of accrued affiliate interest.

     Net cash used in investing activities was $0.6 million for the three months ended May 31, 1999. The cash used in investing activities for the current reporting period is primarily attributable to the additional loans to Managed Affiliates and purchase of property and equipment. The increase in cash used in investing activities from the prior comparative reporting period was minimal; however, the prior period's use of funds was limited primarily to the purchase of property and equipment.

     Net cash provided by financing activities was $0.2 million for the three months ended May 31, 1999. The source of cash for the current reporting period is attributable primarily to an increase in the amounts due to related parties offset by payments of long-term obligations. The increase of $0.9 million in cash provided by financing activities from the prior comparative reporting period is related primarily to the increase in amounts due to related parties and decrease in payments of deferred financing costs.

     Media Cashflow was $3.8 million and $3.9 million for the three month periods ended May 31, 1999 and 1998, respectively. Media Cashflow represents EBITDA plus incentive plan expense, management fees, time brokerage fees paid, acquisition related consulting expense, income from temporary cash investments and interest income from loans made by the Company to Managed Affiliates. EBITDA is generally defined as net income (loss) plus the income tax provision, consolidated interest expense, depreciation expense, amortization expense, extraordinary items and cumulative effect of change in accounting principle. Media Cashflow and EBITDA as used above include the results of operations from unrestricted subsidiaries and therefore differ from the same terms as defined in the indenture under which the Company's Senior Notes were issued (the Indenture).

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

     The Company has loaned approximately $18.6 million to Managed Affiliates and received in return the Managed Affiliate Notes which are unsecured, mature on January 1, 2001 and bear interest at a rate of 12% per annum. The proceeds of such loans have been used by the Managed Affiliates to purchase property, equipment, intangibles and provide working capital. It is anticipated that similar relationships may be initiated with other affiliates in the future. The aggregate amount of Managed Affiliate Notes may not exceed $20 million unless the Company first obtains a written opinion of an independent investment bank of nationally recognized standing that such transaction is fair to the Company from a financial point of view. For the three month period ended May 31, 1999, the Managed Affiliates reported combined revenues of $1.2 million, net loss of $0.6 million and Media Cashflow of $0.3 million.

     The Senior Notes require semi-annual cash interest payments on each June 15 and December 15 of $3.9 million through December 15, 1999 and $6.3 million from June 15, 2000 until maturity. An additional equity contribution was made by Mr. Brill and the Company redeemed the Appreciation Notes on June 15, 1999 at a redemption price of $3.0 million.

     The Company's ability to pay interest on the Senior Notes and to satisfy its other obligations depends upon its future operating performance, and will be affected by financial, business, market, technological, competitive and other conditions, developments, pressures, and factors, many of which are beyond the control of the Company. The Company is highly leveraged, and many of its competitors are believed to operate with much less leverage and to have significantly greater operating and financial flexibility and resources.

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

     During the three month period ended May 31, 1999, the Company has expended $0.3 million to purchase property and equipment.

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

Impact of Year 2000

     The status of the Company's process to ensure year 2000 compliance of all hardware, software, Station broadcast systems, Newspaper publishing, production and distribution systems, business office systems and ancillary equipment that are date dependent has not changed since the issuance of the Company's Annual Report on Form 10-K for the year ended February 28, 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk sensitive instruments do not subject the Company to material risk exposures, except for such risks related to interest rate fluctuations. As of May 31, 1999, the Company has debt outstanding of approximately $117.6 million. The Senior Notes and Appreciation Notes with a carrying value of $103.5 million have an estimated fair value of approximately $85.1 million. The fair market value of the Company's remaining debt of $14.1 million approximates its carrying value.

     Fixed interest rate debt totals approximately $117.4 million as of May 31, 1999 and includes: the Senior Notes which bear cash interest, payable semiannually, at a rate of 7 1/2 % through December 15, 1999 and at 12% after such date until maturity on December 15, 2007; the Appreciation Notes which were issued at a discount which is being amortized to yield an effective interest rate of 17% through June 15, 1999, at which time they were redeemed; and other debt, the majority of which have stated rates of 7% to

8% (all of which are described in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended February 28, 1999.)

Long-term debt matures as follows:

---------------------------------------------------------------------------------------------
                                                          (in Millions)
---------------------------------------------------------------------------------------------
                          2000      2001      2002       2003      2004  Thereafter    Total
---------------------------------------------------------------------------------------------
Senior Notes, net
  of unamortized
  discount of $4.40     $    --   $    --   $    --    $    --   $    --  $ 100.60   $ 100.60
Appreciation Notes,
  net of
  unamortized              2.96        --        --         --        --        --       2.96
  discount of $0.04
Other                      1.15      1.29      1.23        1.2      3.08      6.09      14.04
                        $  4.11   $  1.29   $  1.23    $   1.2   $  3.08   $106.69    $ 117.6
                        =====================================================================

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibit is furnished with this report: Exhibit 27 - Financial Data Schedule and Exhibit 99 - Press Release.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BRILL MEDIA COMPANY, LLC

                                    By: BRILL MEDIA MANAGEMENT, INC.,
                                             Manager


July 15, 1999                       By /s/ Alan R. Brill
                                       ----------------------------------
                                       Alan R. Brill
                                       DIRECTOR, PRESIDENT AND CHIEF
                                       EXECUTIVE OFFICER


July 15, 1999                       By /s/ Donald C. TenBarge
                                       ----------------------------------
                                       Donald C. TenBarge
                                       VICE PRESIDENT, CHIEF FINANCIAL
                                       OFFICER, SECRETARY AND TREASURER
                                       (PRINCIPAL FINANCIAL AND ACCOUNTING
                                       OFFICER)

                                 EXHIBIT INDEX

Exhibit Number                                     Description of Exhibits
--------------------------------------------------------------------------------
     27                                            Financial Data Schedule
     99                                                      Press Release