Form 10-Q
period 1999-08-31
BRILL MEDIA CO LLC
filed 1999-10-15
CIK 1052567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________.

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

_X_    YES         ___   NO

                                TABLE OF CONTENTS


PART NO.    ITEM NO.                                                    Page No.
--------    --------                                                    --------
   I           1         FINANCIAL STATEMENTS
                         Consolidated Statements of Financial Position
                         August 31, 1999 and February 28, 1999                 3

                         Consolidated Statements of Operations and
                         Members' Deficiency for the Three Months
                         Ended August 31, 1999 and 1998 and
                         Six Months Ended August 31, 1999 and 1998             4

                         Consolidated Statements of Cash Flows for the
                         Six Months Ended August 31, 1999 and 1998             5

                         Notes to Consolidated Financial Statements            6

               2         MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS                                 9

               3         QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK                        14


     II        6         EXHIBITS AND REPORTS ON FORM 8-K                     16

PART I

ITEM 1.  FINANCIAL STATEMENTS

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                  Consolidated Statements of Financial Position

                                                             August 31       February 28
                                                               1999             1999
                                                           ------------------------------
                                                            (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                             $   1,309,013    $   2,740,244
     Accounts receivable, net                                  5,753,675        5,021,759
     Inventories                                                 478,522          495,377
     Other current assets                                        548,440          368,183
                                                           ------------------------------
Total current assets                                           8,089,650        8,625,563

Notes receivable from managed affiliates                      19,091,745       18,263,747

Property and equipment                                        23,577,034       23,118,587
Less:  Accumulated depreciation                               10,894,389       10,295,485
                                                           ------------------------------
Net property and equipment                                    12,682,645       12,823,102

Goodwill and FCC licenses, net                                13,811,629       13,808,957
Covenants not to compete, net                                  3,519,194        3,977,407
Other assets, net                                              5,847,737        5,672,201
Amounts due from related parties                               3,779,166        3,654,279
                                                           ------------------------------
                                                           $  66,821,766    $  66,825,256
                                                           ==============================

Liabilities and members' deficiency
Current liabilities:
     Amounts payable to related parties                    $   1,269,591    $     637,141
     Accounts payable                                          1,143,302        1,288,100
     Accrued payroll and related expenses                        897,132          750,334
     Accrued interest                                          1,709,578        1,642,244
     Other accrued expenses                                      571,750          437,185
     Current maturities of long-term obligations               1,186,316        3,960,435
                                                           ------------------------------
Total current liabilities                                      6,777,669        8,715,439

Long-term notes and other obligations                        114,252,848      112,206,419
Members' deficiency                                          (54,208,751)     (54,096,602)
                                                           ------------------------------
                                                           $  66,821,766    $  66,825,256
                                                           ==============================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                         (A Limited Liability Company)

         Consolidated Statements of Operations and Members' Deficiency
                                  (Unaudited)

                                                             Three Months Ended August 31     Six Months Ended August 31
                                                                  1999           1998           1999            1998
                                                             ------------------------------------------------------------
Revenues                                                     $ 10,838,580    $ 10,088,578    $ 22,028,691    $ 20,693,099

Operating expenses:


     Operating departments                                      7,797,003       7,392,968      15,765,624      14,793,133
     Management fees                                              676,816         642,345       1,380,509       1,326,789
     Time brokerage agreement fees                                  3,000          12,000           3,000          24,000
     Consulting                                                     4,998          61,997           9,996         123,996
     Depreciation                                                 369,576         362,159         737,611         705,473
     Amortization                                                 348,257         335,829         720,066         672,187
                                                             ------------------------------------------------------------
                                                                9,199,650       8,807,298      18,616,806      17,645,578
                                                             ------------------------------------------------------------
Operating income                                                1,638,930       1,281,280       3,411,885       3,047,521

Other income (expense):


     Interest  managed affiliates                                 569,441         526,016       1,129,719       1,026,366
     Interest - affiliates, net                                    50,886          (2,410)         98,719          (9,256)
     Interest - other, net                                     (3,478,357)     (3,333,012)     (6,994,703)     (6,583,784)
     Amortization of deferred financing costs                    (149,949)       (153,059)       (302,812)       (299,632)
     Loss on sale of assets, net                                     --              --          (125,734)           --
     Other, net                                                   (43,978)        (54,874)        (87,283)        (95,936)
                                                             ------------------------------------------------------------
                                                               (3,051,957)     (3,017,339)     (6,282,094)     (5,962,242)
                                                             ------------------------------------------------------------
Loss before income taxes and cumulative
      effect of change in accounting principle                 (1,413,027)     (1,736,059)     (2,870,209)
Income tax provision                                               44,783          41,100          90,961          81,600
                                                             ------------------------------------------------------------
Loss before cumulative effect of change in
       accounting principle                                    (1,457,810)     (1,777,159)     (2,961,170)     (2,996,321)
Cumulative effect of change in accounting
       principle                                                     --              --           150,979            --
                                                             ------------------------------------------------------------
Net loss                                                       (1,457,810)     (1,777,159)     (3,112,149)     (2,996,321)
Members' deficiency, beginning of period                      (55,750,941)    (48,713,120)    (54,096,602)    (47,509,998)
Capital contributions                                           3,000,000            --         3,000,000          16,040
Dividends                                                            --              --              --              --
                                                             ------------------------------------------------------------
Members' deficiency, end of period                           $(54,208,751)   $(50,490,279)   $(54,208,751)   $(50,490,279)
                                                             ============================================================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Six Months Ended August 31
                                                                    1999            1998
                                                                ----------------------------
Operating activities
Net loss                                                        $ (3,112,149)   $ (2,996,321)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                      1,457,677       1,377,660
Amortization of deferred financing costs and original issue        2,661,502       2,636,109
  discount
Management fees accrual                                              461,136         341,305
Related parties interest accrual                                    (133,222)       (110,578)
Loss on sale of assets, net                                          125,734            --
Cumulative effect of change in accounting principle                  150,979            --
Changes in operating assets and liabilities, net of effect of acquisition:
     Accounts receivable                                            (731,916)     (2,237,252)
     Other current assets                                           (163,402)       (103,834)
     Accounts payable                                               (144,798)      1,132,188
     Other accrued expenses                                          348,697         781,588
                                                                ----------------------------
Net cash provided by operating activities                            920,238         820,865

Investing activities
Purchase of property and equipment                                  (583,356)       (904,614)
Purchase of newspaper, net of cash required                          (61,235)           --
Proceeds from sale of assets                                         115,587          17,410
Loans to managed affiliates                                         (827,998)     (1,000,000)
Loans to affiliates                                                     --        (3,000,000)
Increase in other assets                                             (26,427)        (38,085)
                                                                ----------------------------
Net cash used in investing activities                             (1,383,429)     (4,925,289)

Financing Activities


Increase (decrease) in amounts due to affiliates                     179,909        (506,854)
Payment of deferred financing costs                                 (605,439)       (490,991)
Principal payments on long-term obligations                       (3,558,759)       (502,324)
Proceeds from long-term borrowings                                    16,249          34,518
Capital contributions                                              3,000,000          16,040
                                                                ----------------------------
Net cash used in financing activities                               (968,040)     (1,449,611)
                                                                ----------------------------
Net decrease in cash and cash equivalents                         (1,431,231)     (5,554,035)
Cash and cash equivalents at beginning of period                   2,740,244      10,917,613
                                                                ----------------------------
Cash and cash equivalents at end of period                      $  1,309,013    $  5,363,578
                                                                ============================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                 Notes to the Consolidated Financial Statements
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Brill Media Company, LLC (BMC) and its subsidiaries, all of which are wholly owned (collectively the Company). BMC's members are directly owned by Alan R. Brill (Mr. Brill). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included along with the elimination of all intercompany balances and transactions. Operating results for both the three month and the six month periods ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1999.

2.   Dispositions and Acquisitions

     On October 24, 1997, the Company entered into contracts to sell the operating assets of its Missouri radio stations (collectively, the Missouri Properties), for a net cash price of $7,419,000, plus assumed liabilities of $256,000. The expected pretax gain will be approximately $5.5 million, net of related expenses, which will be recognized upon transfer of the Federal Communications Commission (FCC) licenses. The Company further contracted to permit the buyer to provide certain programming on the combined radio stations under Time Brokerage Agreements (TBAs) beginning November 1, 1997, for $50,000 per month, until transfer of the FCC licenses is complete. Accordingly, other than pursuant to the TBAs, no broadcast revenue or operating expenses were recorded for the Missouri Properties subsequent to October 31, 1997. Applications for transfer of the Missouri Properties were filed with the FCC in October 1997; however, they were protested by a local market competitor and by the Attorney General of the State of Missouri on the ground that the proposed buyers of the Missouri Properties would own or control too many radio broadcast stations and too large a portion of the radio advertising dollars in Jefferson City, Missouri. As a result, FCC approval of the transfer application has been delayed. On August 2, 1999, the proposed buyers of the Missouri Properties executed a settlement agreement with the protestant and the Attorney General under which the transfer applications would be granted. The Company anticipates FCC approval of the transfer applications, as amended in accordance with the settlement agreement, by the FCC in November 1999 and closing on the transfers prior to the calendar year end.

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

     In April 1999, the Company acquired a real estate magazine which has monthly distribution of approximately 20,000 in the north-western portion of the lower peninsula of Michigan (the 2000 News acquisition) for consideration of approximately $276,000, which consisted of $61,253 cash, a secured seller note and a six-year covenant not to compete.

     In August 1999, the Company entered into a contract to acquire a radio station located in the Duluth, Minnesota market for $1,000,000 in cash and a five-year covenant not to compete valued at $156,000. In addition, the Company entered into a TBA beginning August 9, 1999, that will permit it to provide certain programming on the radio station for $3,000 per month for the first three months and $5,000 per month thereafter until transfer of the FCC license is complete. Based on its initial analysis of the application, the FCC has issued a public notice indicating concerns over market control issues and has asked for additional information concerning the degree of ownership concentration in the market, and the effect of such ownership on competition and diversity in the relevant radio market. The Company intends to submit additional information in response to the FCC's initial analysis, and to demonstrate that the acquisition will not constitute undue ownership concentration.

3.   Long-Term Debt

     Long-term obligations include the Company's 12% senior notes due 2007 (the Senior Notes). The Senior Notes are senior unsecured obligations of BMC and a subsidiary of BMC, Brill Media Management, Inc. (Media). The Senior Notes are unconditionally guaranteed, fully, jointly, and severally, by each of the direct and indirect subsidiaries of BMC other than Media (the Guarantors), all of which are wholly owned. BMC is a holding company and has no operations, assets, or cash flows separate from its investments in its subsidiaries. Accordingly, separate financial statements concerning the Guarantors have not been presented because management has determined that they would not be material to investors.

     Media has minimal assets and liabilities ($392 cash, $292 due to related parties and $100 capital at August 31, 1999; and $50 cash, $50 due from related parties and $100 capital at February 28, 1999) and no income or expenses since its formation in October 1997.

4.   Affiliate Transaction

During fiscal year 2000, the Company has advanced $827,998 to certain of its affiliates (the Managed Affiliates) under the existing Managed Affiliates Notes which are described in Item 2 below.

5.   Cumulative Effect of Change in Accounting Principle

     The Company adopted AcSEC Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" in the first quarter of fiscal 2000 and wrote-off, as required, approximately $150,000 of previously capitalized start-up costs as a cumulative effect of change in accounting principle.

6.   Operating Segments

     The Company has two operating segments: operation of AM and FM radio stations and publication of daily and weekly newspapers and shoppers. Information for the three month and six month periods ended August 31 regarding the Company's major operating segments is presented in the following table:


                                              Three Months                  Six Months
                                             Ended August 31              Ended August 31
                                            1999          1998          1999          1998
                                         -----------------------------------------------------
Revenues:
     Radio                               $ 4,022,130   $ 3,614,262   $ 8,099,891   $ 7,489,463
     News                                  6,816,450     6,474,316    13,928,800    13,203,636
                                         -----------------------------------------------------
Total                                     10,838,580    10,088,578    22,028,691    20,693,099

Operating income:
     Radio                                   716,354       388,541     1,495,010       937,224
     News                                    922,576       892,739     1,916,875     2,110,297
                                         -----------------------------------------------------
Total                                      1,638,930     1,281,280     3,411,885     3,047,521

Total assets:
     Radio                                42,332,794    40,167,666    42,332,794    40,167,666
     News                                 24,488,972    26,802,728    24,488,972    26,802,728
                                         -----------------------------------------------------
Total                                     66,821,766    66,970,394    66,821,766    66,970,394

Depreciation and amortization expense:

     Radio                                   358,761       390,042       747,143       774,644
     News                                    359,027       307,946       710,534       603,016
                                         -----------------------------------------------------
Total                                        717,833       697,988     1,457,677     1,377,660

Capital expenditures:
     Radio                                    46,131       116,280       172,827       486,967
     News                                    224,018       181,601       410,529       417,647
                                         -----------------------------------------------------
Total                                        270,149       297,881       583,356       904,614


7.   Subsequent Events

     The Company submitted the winning bid in accordance with the FCC rules involving the auctioning of broadcast spectrum for a new FM radio broadcast signal in our Colorado radio market and licensed to Wellington, Colorado. The amount of the winning bid is $1,561,000 and must be paid in accordance with rules that permit, among other things, the filing of petitions to deny the Company's application. If no petitions to deny or objections to the Company's application are filed, the Company anticipates that the FCC authorization for the station will be issued prior to the end of the Company's fiscal year.

ITEM 2. MANAGEMENTS DISSCUSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information and Basis of Presentation

     The Company is a diversified media enterprise that acquires, develops, manages, and operates radio stations, newspapers and related businesses in middle markets. The Company presently owns, operates, or manages sixteen radio stations (the Stations) serving five markets located in Pennsylvania, Kentucky/Indiana, Colorado, Minnesota/Wisconsin, and Missouri. The Company's newspaper businesses (the Newspapers) operate integrated newspaper publishing, printing and print advertising distribution operations, providing total-market print advertising coverage throughout a thirty-six-county area in the central and northern portions of the lower peninsula of Michigan. This operation offers a three-edition daily newspaper, twenty-five weekly publications, a four monthly real estate guides, web offset printing operations for Newspapers' publications and outside customers, and private distribution systems. Mr. Brill founded the business and began its operations in 1981. The Company's overall operations, including its sales and marketing strategy, long-range planning, and management support services are managed by Brill Media Company, L.P., a limited partnership indirectly owned by Mr. Brill.

Results of Operations

     The Company's unaudited consolidated financial statements tend not to be directly comparable from period to period due to pending and completed acquisitions and dispositions. These activities are identified in the notes to the audited and unaudited consolidated financial statements of the Company.

Three Months Ended August 31, 1999 Compared to Three Months Ended August 31,
1998

     Revenues for the three months ended August 31, 1999 were $10.8 million, a $.7 million or 7.4% increase from the prior comparative period. For the current quarter, Stations' revenues represented $4.0 million and Newspapers' revenues represented $6.8 million.

     Stations' revenues, excluding the Missouri Properties, increased $.4 million or 11.0% from the prior comparative period. This increase is due to continuing operations growth within each market.

     The Newspapers' revenues increased $.3 million or 5.3% from the prior comparative period. The 2000 and 1999 News acquisitions accounted for the increase.

     Operating expenses for the three months ended August 31, 1999 were $9.2 million, a $.4 million or 4.4% increase from the prior comparative period.

     The Stations' operating expenses, excluding the Missouri Properties, increased $.1 million primarily as a result of compensation and occupancy related expenditures.

     The Newspapers' operating expenses increased $.3 million or 5.6% from the prior comparative period. The 2000 and 1999 News acquisitions accounted for the increase.

     As a result of the above, operating income for the three months ended August 31, 1999 was $1.6 million, an increase of $.3 million or 27.9% for the prior comparative period.

     Other income (expense) for the three months ended August 31, 1999 was $3.1 million of net expense, which remained relatively unchanged from the prior comparative period.

Six Months Ended August 31, 1999 Compared to Six Months Ended August 31, 1998

     Revenues for the six months ended August 31, 1999 were $22.0 million, a $1.3 million or 6.5% increase from the prior comparative period. For the current fiscal year, Stations' revenues represented $8.1 million and Newspapers' revenues represented $13.9 million.

     The Stations' revenues, excluding the Missouri Properties, grew $.6 million or 7.8% from the prior comparative period due to continued operations growth.

     The Newspapers' revenues increased $.7 million or 5.5% from the prior comparative period. The 2000 and 1999 News acquisitions accounted for the increase.

     Operating expenses for the six months ended August 31, 1999 were $18.6 million, a $1.0 million or 5.5% increase from the prior comparative period.

     The Stations' operating expenses, excluding the Missouri Properties, increased $.1 million from the prior comparative period.

     The Newpapers' operating expenses increased $.9 million or 8.3% from the prior comparative period. The 2000 and 1999 News acquisitions represented the increased.

     As a result of the above, operating income for the six months ended August 31, 1999 was $3.4 million, an increase of $.3 million or 12.0% from the prior comparative period.

     Other income (expense) for the six months ended August 31, 1999 was $6.3 million of net expense, an increase of $.3 million or 5.4% over the prior comparative period. Primarily due to increased interest expense.

     Net loss was also effected by the $150,000 write-off of previously capitalized start-up costs accounted for as a cumulative effect of change in accounting principle.

Liquidity and Capital Resources

     Generally, the Company's operating expenses are paid before its advertising revenues are collected. As a result, working capital requirements have increased as the Company has grown and will likely increase in the future.

     Net cash provided by operating activities was $.9 million for the six months ended August 31, 1999, an increase of $.1 million from the comparative fiscal 1999 period.

     Net cash used in investing activities was $1.4 million for the six months ended August 31, 1999. The cash used in investing activities for the current reporting period is primarily attributable to the additional loans to Managed Affiliates and purchase of property and equipment. The decrease of $3.5 million in cash used in investing activities from the prior comparative reporting period is related primarily to the loan to a related party in August 1998 and a decrease in the purchase of property and equipment and loans to Managed Affiliates.

     Net cash used in financing activities was $1.0 million for the six months ended August 31, 1999. The use of cash for the current reporting period is attributable primarily to payments of long-term obligations, deferred financing costs and the $3 million of Appreciation Notes that were redeemed by proceeds provided by a capital contribution made by Mr. Brill. The decrease of $.5 million in cash used in financing activities from the prior comparative reporting period is related primarily to a increase in amounts due to related parties and additional payments of deferred financing costs.

     Media Cashflow was $7.4 million and $7.2 million for the six month periods ended August 31, 1999 and 1998, respectively. Media Cashflow represents EBITDA plus incentive plan expense, management fees, time brokerage fees paid, acquisition related consulting expense, income from temporary cash investments and interest income from loans made by the Company to Managed Affiliates. EBITDA is generally defined as net income (loss) plus the income tax provision, consolidated interest expense, depreciation expense, amortization expense, extraordinary items and cumulative effect of change in accounting principle. Media Cashflow and EBITDA as used above include the results of operations from unrestricted subsidiaries and therefore differ from the same terms as defined in the indenture under which the Company's Senior Notes were issued (the Indenture).

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

     The Company has loaned approximately $19.1 million to Managed Affiliates and received in return the Managed Affiliate Notes which are unsecured, mature on January 1, 2001 and bear interest at a rate of 12% per annum. The proceeds of such loans have been used by the Managed Affiliates to purchase property, equipment, intangibles and provide working capital. It is anticipated that similar relationships may be initiated with other affiliates in the future. The aggregate amount of Managed Affiliate Notes may not exceed $20 million unless the Company first obtains a written opinion of an independent investment bank of nationally recognized standing that such transaction is fair to the Company from a financial point of view. For the six month period ended August 31, 1999, the Managed Affiliates reported combined revenues of $2.4 million, net loss of $1.2 million and Media Cashflow of $0.6 million.

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

     Historically, the Company has achieved significant growth through acquisitions. In order for the Company to achieve needed future growth in revenues and earnings and to replace the revenues and earnings of properties that may be sold by one or more of its subsidiaries from time to time, additional acquisitions may be necessary. Meeting this need for acquisitions will depend upon several factors, including the continued availability of suitable financing. There can be no assurance that the Company can or will successfully acquire and integrate future operations. In connection with future acquisition opportunities, the Company, or one or more of its subsidiaries, may need to incur additional indebtedness or issue additional equity or debt instruments. There can be no assurance that debt or equity financing for such acquisitions will be available on acceptable terms, or that the Company will be able to identify or consummate any new acquisitions.

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

     The Company is working to close prior to month end a $15 million secured credit facility which has recently been approved by a major lender.

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

     During the six month period ended August 31, 1999, the Company has expended $0.5 million to purchase property and equipment.

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


Impact of Year 2000

     The status of the Companys process to ensure year 2000 compliance of all hardware, software, Station broadcast systems, Newspaper publishing, production and distribution systems, business office systems and ancillary equipment that are date dependent has not changed since the issuance of the Company's Annual Report on Form 10-K for the year ended February 28, 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk sensitive instruments do not subject the Company to material risk exposures, except for such risks related to interest rate fluctuations. As of August 31, 1999, the Company has debt outstanding of approximately $115.4 million. The Senior Notes with a carrying value of $101.7 million have an estimated fair value of approximately $78.8 million. The fair market value of the Company's remaining debt of $13.7 million approximates its carrying value.

     Fixed interest rate debt totals approximately $113.9 million as of August 31, 1999 and includes: the Senior Notes which bear cash interest, payable semiannually, at a rate of 7 1/2 % through December 15, 1999 and at 12% after such date until maturity on December 15, 2007; and other debt, the majority of which have stated rates of 7% to 8% (all of which are described in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended February 28, 1999.)



                       Long-term debt matures as follows:

                       ------------------------------------------------------------------------
                                                          (in Millions)
                       ------------------------------------------------------------------------
                         2000       2001        2002      2003      2004     Thereafter  Total
                       ------------------------------------------------------------------------
Senior Notes, net
 of unamortized
 discount of $3.30     $   --     $   --     $   --     $   --    $   --     $ 101.70   $ 101.70
Other                      1.19       1.29       1.23        1.2      3.08       5.71      13.70
                       ------------------------------------------------------------------------
Total long-term debt   $   1.19   $   1.29   $   1.23   $    1.2  $   3.08   $ 107.41   $ 115.40
                       =========================================================================


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are furnished with this report: Exhibit 27 -- Financial Data Schedule and Exhibit 99 - Press Release.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BRILL MEDIA COMPANY, LLC

                                    By: BRILL MEDIA MANAGEMENT, INC.,
                                            Manager


October 15, 1999                    By  /s/ Alan R. Brill
                                        ----------------------------------
                                        Alan R. Brill
                                        DIRECTOR, PRESIDENT AND CHIEF
                                        EXECUTIVE OFFICER



October 15, 1999                    By  /s/ Donald C. TenBarge
                                        ----------------------------------
                                        Donald C. TenBarge
                                        VICE PRESIDENT, CHIEF FINANCIAL
                                        OFFICER, SECRETARY AND  TREASURER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                        OFFICER)

                                  EXHIBIT INDEX

        Exhibit Number        Description of Exhibits
        --------------        -----------------------
              27              Financial Data Schedule
              99              Press Release