Form 10-Q
period 1999-11-30
BRILL MEDIA CO LLC
filed 2000-01-14
CIK 1052567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X]          QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to _______.

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

[X]  YES    [_]  NO

                                TABLE OF CONTENTS


PART NO.   ITEM NO.                                                    Page No.
--------------------------------------------------------------------------------

  I          1        FINANCIAL STATEMENTS
                      Consolidated Statements of Financial Position
                      November 30, 1999 and February 28, 1999             3

                      Consolidated Statements of Operations and
                      Members' Deficiency for the Three Months
                      Ended November 30, 1999 and 1998 and
                      Nine Months Ended November 30, 1999 and 1998        4

                      Consolidated Statements of Cash Flows for the
                      Nine Months Ended November 30, 1999 and 1998        5

                      Notes to Consolidated Financial Statements          6

             2        MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS                               9

             3        QUANTITATIVE AND QUALITATIVE
                      DISCLOSURES ABOUT MARKET RISK                      15

 II          6        EXHIBITS AND REPORTS ON
                      FORM 8-K                                           16

PART I

ITEM 1.  FINANCIAL STATEMENTS

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                  Consolidated Statements of Financial Position


                                                                         November 30         February 28
                                                                            1999                1999
                                                                        ---------------------------------
                                                                         (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                            $  14,755,843       $   2,740,244
   Accounts receivable, net                                                 5,978,549           5,021,759
   Inventories                                                                532,097             495,377
   Other current assets                                                       663,005             368,183
                                                                        ---------------------------------
Total current assets                                                       21,929,494           8,625,563

Notes receivable from managed affiliates                                   19,554,931          18,263,747

Property and equipment                                                     24,239,599          23,118,587
Less:  Accumulated depreciation                                            11,268,085          10,295,485
                                                                        ---------------------------------
Net property and equipment                                                 12,971,514          12,823,102

Goodwill and FCC licenses, net                                             13,721,186          13,808,957
Covenants not to compete, net                                               3,277,374           3,977,407
Other assets, net                                                           6,355,695           5,672,201
Amounts due from related parties                                            5,204,333           3,654,279
                                                                        ---------------------------------
                                                                        $  83,014,527       $  66,825,256
                                                                        =================================

Liabilities and members' deficiency Current liabilities:
   Amounts payable to related parties                                   $   1,387,102       $     637,141
   Accounts payable                                                         1,245,153           1,288,100
   Accrued payroll and related expenses                                     1,068,612             750,334
   Accrued interest                                                         3,938,665           1,642,244
   Other accrued expenses                                                     356,493             437,185
   Current maturities of long-term obligations                              1,436,030           3,960,435
                                                                        ---------------------------------
Total current liabilities                                                   9,432,055           8,715,439

Long-term notes and other obligations                                     130,228,672         112,206,419
Members' deficiency                                                       (56,646,200)        (54,096,602)
                                                                        ---------------------------------
                                                                        $  83,014,527       $  66,825,256
                                                                        =================================


        See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

          Consolidated Statements of Operations and Members' Deficiency
                                   (Unaudited)

                                                               Three Months Ended                      Nine Months Ended
                                                                   November 30                            November 30
                                                           1999                 1998                1999                 1998
                                                        ------------------------------------------------------------------------
Revenues                                                $ 11,052,966        $ 10,789,764        $ 33,081,657        $ 31,482,863

Operating expenses:
   Operating departments                                   8,317,340           7,718,187          24,082,964          22,511,320
   Management fees                                           706,764             695,106           2,087,273           2,021,895
   Time brokerage agreement fees                               9,000              12,000              12,000              36,000
   Consulting                                                  4,998              92,025              14,994             216,021
   Depreciation                                              437,299             369,453           1,174,910           1,074,926
   Amortization                                              349,744             347,855           1,069,810           1,020,042
                                                       -------------------------------------------------------------------------
                                                           9,825,145           9,234,626          28,441,951          26,880,204
                                                       -------------------------------------------------------------------------
Operating income                                           1,227,821           1,555,138           4,639,706           4,602,659

Other income (expense):
   Interest - managed affiliates                             579,117             525,291           1,708,836           1,551,657
   Interest - affiliates, net                                 80,541              49,066             179,260              39,810
   Interest - other, net                                  (3,624,524)         (3,385,574)        (10,619,227)         (9,969,358)
   Amortization of deferred financing costs                 (611,859)           (149,615)           (914,671)           (449,247)
   Gain (loss) on sale of assets, net                          3,357               4,278            (122,377)              4,278
   Other, net                                                (36,152)            (34,371)           (123,435)           (130,307)
                                                       -------------------------------------------------------------------------
                                                           (3,609,520)         (2,990,925)         (9,891,614)        (8,953,167)
                                                        -------------------------------------------------------------------------
Loss before income taxes and cumulative
      effect of change in accounting                      (2,381,699)         (1,435,787)         (5,251,908)         (4,350,508)
   principle
Income tax provision                                          55,750              55,183             146,711             136,783
                                                       -------------------------------------------------------------------------
 Loss before cumulative effect of change in
       accounting principle                               (2,437,449)         (1,490,970)         (5,398,619)         (4,487,291)
Cumulative effect of change in accounting
   principle                                                    --                  --               150,979                --
                                                       -------------------------------------------------------------------------
 Net loss                                                  (2,437,449)         (1,490,970)         (5,549,598)        (4,487,291)
Members' deficiency, beginning of period                  (54,208,751)        (50,490,279)        (54,096,602)       (47,509,998)
Capital contributions                                           --                  --              3,000,000             16,040
                                                       -------------------------------------------------------------------------
Members' deficiency, end of period                       $(56,646,200)       $(51,981,249)       $(56,646,200)      $(51,981,249)
                                                       =========================================================================


        See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Nine Months Ended November 30
                                                                              1999                   1998
                                                                          ------------------------------------
Operating activities
Net loss                                                                  $ (5,549,598)           $ (4,487,291)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization                                             2,244,720               2,094,968
   Amortization of deferred financing costs and original issue               4,363,136               3,961,109
     discount
   Management fees accrual                                                     554,851                 560,172
   Related parties interest accrual                                           (176,913)                283,448
   (Gain) loss on sale of assets, net                                          122,377                  (4,278)
   Cumulative effect of change in accounting principle                         150,979                    --
   Changes in operating assets and liabilities, net of effect of acquisitions:
      Accounts receivable                                                     (956,790)             (2,520,357)
      Other current assets                                                    (331,542)                (59,294)
      Accounts payable                                                         (42,947)                983,445
      Other accrued expenses                                                 2,534,007               2,809,119
                                                                          ------------            ------------
Net cash provided by operating activities                                    2,912,280               3,621,041

Investing activities
Purchase of property and equipment                                            (961,801)             (1,348,001)
Purchase of newspaper, net of cash required                                    (55,035)                (50,000)
Proceeds from sale of assets                                                   145,870                  54,895
Payment for noncompetition agreement                                              --                  (450,000)
Loans to managed affiliates                                                 (1,291,184)             (1,710,000)
Loans to related parties                                                    (1,357,000)             (3,000,000)
Increase in other assets                                                      (411,090)                (46,510)
                                                                          ------------            ------------
Net cash used in investing activities                                       (3,930,240)             (6,549,616)


Financing Activities
Decrease in amounts due to related parties                                     179,342                (690,819)
Payment of deferred financing costs                                         (1,364,268)               (491,802)
Principal payments on long-term obligations                                 (5,229,717)               (758,769)
Proceeds from long-term borrowings                                          16,448,202                  54,447
Capital contributions                                                        3,000,000                  16,040
                                                                          ------------            ------------
Net cash provided by (used in) financing activities                         13,033,559              (1,870,903)
                                                                          ------------            ------------
Net increase (decrease) in cash and cash equivalents                        12,015,599              (4,799,478)
Cash and cash equivalents at beginning of period                             2,740,244              10,917,613
                                                                          ------------            ------------
Cash and cash equivalents at end of period                                $ 14,755,843            $  6,118,135
                                                                          ============            ============


        See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Brill Media Company, LLC (BMC) and its subsidiaries, all of which are wholly owned (collectively the Company). BMC's members are directly owned by Alan R. Brill (Mr. Brill). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included along with the elimination of all intercompany balances and transactions. Operating results for both the three month and the nine month periods ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1999.

2.   Dispositions and Acquisitions

     On October 24, 1997, the Company entered into contracts to sell the operating assets of its Missouri radio stations (collectively, the Missouri Properties), for a net cash price of $7,419,000, plus assumed liabilities of $256,000. The expected pretax gain will be approximately $5.5 million, net of related expenses, which will be recognized upon transfer of the Federal Communications Commission (FCC) licenses. The Company further contracted to permit the buyer to provide certain programming on the combined radio stations under Time Brokerage Agreements (TBAs) beginning November 1, 1997, for $50,000 per month, until transfer of the FCC licenses is complete. Accordingly, other than pursuant to the TBAs, no broadcast revenue or operating expenses were recorded for the Missouri Properties subsequent to October 31, 1997. Applications for transfer of the Missouri Properties were filed with the FCC in October 1997; however, they were protested by a local market competitor and by the Attorney General of the State of Missouri on the grounds that the proposed buyers of the Missouri Properties would own or control too many radio broadcast stations and too large a portion of the radio advertising dollars in Jefferson City, Missouri. As a result, FCC approval of the transfer application was delayed. On August 2, 1999, the proposed buyers of the Missouri Properties executed a settlement agreement with the protestant and the Attorney General under which the transfer applications would be granted. The FCC approved the transfer applications, as amended in accordance with the settlement agreement, in November 1999 and closing is anticipated prior to the fiscal year end.

     In November 1998, the Company acquired three weekly shopping guide publications and a print distribution operation reaching approximately 66,000 households in the northwestern portion of Michigan (the 1999 News acquisition). Total consideration was $958,644, which consisted of $107,640 cash and a secured seller note valued at $851,004. The Company also entered into a six-year covenant not to compete valued at $855,890.

     In April 1999, the Company acquired a real estate magazine which has monthly distribution of approximately 20,000 in the northwestern portion of the lower peninsula of Michigan (the 2000 News acquisition). Total consideration was $216,892, which consisted of $55,035 cash and a secured seller note valued at $161,857. The Company also entered into a six-year covenant not to compete valued at $53,901.

     In August 1999, the Company entered into a contract to acquire a radio station located in the Duluth, Minnesota market for $1,000,000 in cash and a five-year covenant not to compete valued at $155,778. In addition, the Company entered into a TBA beginning August 9, 1999, which allows the Company to provide certain programming on the radio station for $3,000 per month for the first three months and $5,000 per month thereafter until transfer of the FCC license is complete. In December 1999, the FCC approved the license transfer. The Company expects to complete the acquisition prior to fiscal year end.

     In October 1999, the Company submitted the winning bid of $1,561,000 in accordance with the FCC rules for auctioning broadcast spectrum for a new FM radio broadcast signal in Wellington, Colorado. The Company paid the FCC $312,000 in October 1999 with the balance due after final FCC authorization. The Company anticipates FCC authorization and licensing of the station will be completed prior to the Company's fiscal year end. The Company will begin construction of the radio station in fiscal year 2001.

3.   Long-Term Debt

     Long-term obligations include the Company's 12% senior notes due 2007 (the Senior Notes). The Senior Notes are senior unsecured obligations of BMC and a subsidiary of BMC, Brill Media Management, Inc. (Media). The Senior Notes are unconditionally guaranteed, fully, jointly, and severally, by each of the direct and indirect subsidiaries of BMC, all of which are wholly owned. BMC is a holding company and has no operations, assets, or cash flows separate from its investments in its subsidiaries. Accordingly, separate financial statements concerning the subsidiaries have not been presented because management has determined that they would not be material to investors.

     Media has minimal assets and liabilities ($100 cash, and $100 capital at November 30, 1999; and $50 cash, $50 due from related parties and $100 capital at February 28, 1999) and no income or expenses since its formation in October 1997.

     In October 1999, as permitted under the indenture governing the Company's Senior Notes (the Indenture), the Company entered into a five year $15 million secured credit facility with a senior lender (the Senior Credit Facility). The facility bears interest, payable monthly, at the prime rate plus 1% with a minimum interest rate of 8% per annum. The facility restricts the Company from essentially the same defined limitations as contained in the Indenture and includes certain financial covenants with respect to interest and fixed charge coverage. The facility is secured by substantially all assets of the restricted subsidiaries (other than the Missouri Properties), as defined in the Indenture.

4.   Affiliate Transactions

     During fiscal year 2000, the Company has advanced $1,357,000 to certain related parties, which own and are renovating newspaper and radio facilities, and which will be leased to and occupied by the Company upon completion of planned renovations. In addition, during fiscal year 2000, the Company advanced $1,291,184 to certain of its affiliates (the Managed Affiliates) under the existing Managed Affiliates Notes which are described in Item 2 below.

5.   Cumulative Effect of Change in Accounting Principle

     The Company adopted AcSEC Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" in the first quarter of fiscal year 2000 and wrote-off, as required, approximately $150,000 of previously capitalized start-up costs as a cumulative effect of change in accounting principle.

6.   Operating Segments

     The Company has two operating segments: operation of AM and FM radio stations and publication of daily and weekly newspapers and shoppers. Information for the three month and nine month periods ended November 30 regarding the Company's major operating segments is presented in the following table:

                                                    Three Months Ended                    Nine Months Ended
                                                       November 30                           November 30
                                                  1999              1998               1999               1998
                                              --------------------------------------------------------------------
Revenues:
     Radio                                    $ 4,115,195        $ 4,129,042        $12,215,086        $11,618,505
     News                                       6,937,771          6,660,722         20,866,571         19,864,358
                                              --------------------------------------------------------------------
Total                                          11,052,966         10,789,764         33,081,657         31,482,863

Operating income:
    Radio                                         516,492            669,640          2,011,502          1,606,864
    News                                          711,329            885,498          2,628,204          2,995,795
                                              --------------------------------------------------------------------
Total                                           1,227,821          1,555,138          4,639,706          4,602,659

Total assets:
     Radio                                     50,036,759         41,056,437         50,036,759         41,056,437
     News                                      31,620,768         28,653,418         31,620,768         28,653,418
                                              --------------------------------------------------------------------
Total                                          81,657,527         69,709,855         81,657,527         69,709,855

Depreciation and amortization expense:
     Radio                                        383,300            388,096          1,130,442          1,162,740
     News                                         403,743            329,212          1,114,278            932,228
                                              --------------------------------------------------------------------
Total                                             787,043            717,308          2,244,720          2,094,968

Capital expenditures:
     Radio                                        160,430            275,519            333,257            762,486
     News                                         218,015            167,868            628,544            585,515
                                              --------------------------------------------------------------------
Total                                             378,445            443,387            961,801          1,348,001




ITEM 2. MANAGEMENT'S DISSCUSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information and Basis of Presentation

     The Company is a diversified media enterprise that acquires, develops, manages, and operates radio stations, newspapers and related businesses in middle markets. The Company presently owns, operates, or manages sixteen radio stations (the Stations) serving five markets located in Pennsylvania, Kentucky/Indiana, Colorado, Minnesota/Wisconsin, and Missouri. The Company's newspaper businesses (the Newspapers) operate integrated newspaper publishing, printing and print advertising distribution operations, providing total-market print advertising coverage throughout a thirty-six-county area in the central and northern portions of the lower peninsula of Michigan. This operation offers a three-edition daily newspaper, twenty-five weekly publications, four monthly real estate guides, web offset printing operations for Newspapers' publications and outside customers, and private distribution systems. Mr. Brill founded the business and began its operations in 1981. The Company's overall operations, including its sales and marketing strategy, long-range planning, and management support services are managed by Brill Media Company, L.P., a limited partnership indirectly owned by Mr. Brill.

Results of Operations

     The Company's unaudited consolidated financial statements tend not to be directly comparable from period to period due to pending and completed acquisitions and dispositions. These activities are identified in the notes to the audited and unaudited consolidated financial statements of the Company.

Three Months Ended November 30, 1999 Compared to Three Months Ended November 30, 1998

     Revenues for the three months ended November 30, 1999 were $11.1 million, a $.3 million or 2. 4% increase from the prior comparative period. For the current quarter, Stations' revenues represented $4.1 million and Newspapers' revenues represented $7.0 million.

     Stations' revenues remained constant from the prior comparative period.

     The Newspapers' revenues increased $.3 million or 4.2% from the prior comparative period. The 2000 and 1999 News acquisitions accounted for the increase.

     Operating expenses for the three months ended November 30, 1999 were $9.8 million, a $.6 million or 6.4% increase from the prior comparative period.

     The Stations' operating expenses increased $.1 million primarily as a result of compensation and occupancy related expenditures.

     The Newspapers' operating expenses increased $.5 million or 7.8% from the prior comparative period. The 2000 and 1999 News acquisitions accounted for the increase.

     As a result of the above, operating income for the three months ended November 30, 1999 was $1.3 million, a decrease of $.3 million or 21% from the prior comparative period.

     Other income (expense) for the three months ended November 30, 1999 was $3.6 million of net expense, an increase of $.6 million or 20.7% from the prior comparative quarter. The increase was primarily the result of costs associated with a non-executed financing transaction.

Nine Months Ended November 30, 1999 Compared to Nine Months Ended November 30, 1998

     Revenues for the nine months ended November 30, 1999 were $33.1 million, a $1.6 million or 5.1% increase from the prior comparative period. For the current fiscal year, Stations' revenues represented $12.2 million and Newspapers' revenues represented $20.9 million.

     The Stations' revenues grew $.6 million or 5.1% from the prior comparative period due to continued operations growth.

     The Newspapers' revenues increased $1.0 million or 5.0% from the prior comparative period. The 2000 and 1999 News acquisitions accounted for the increase.

     Operating expenses for the nine months ended November 30, 1999 were $28.4 million, a $1.6 million or 5.8% increase from the prior comparative period.

     The Stations' operating expenses increased $.2 million from the prior comparative period.

     The Newpapers' operating expenses increased $1.4 million or 8.1% from the prior comparative period. The 2000 and 1999 News acquisitions accounted for the increase.

     As a result of the above, operating income for the nine months ended November 30, 1999 was $4.6 million and remained constant with the prior comparative period.

     Other income (expense) for the nine months ended November 30, 1999 was $9.9 million of net expense, an increase of $.9 million or 10.5% over the prior comparative period. The increase was primarily due to increased interest expense, costs associated with a non-executed financing transaction and the loss on the sale of fixed assets in 1999.

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

     Net cash provided by operating activities was $2.9 million for the nine months ended November 30, 1999. The decrease of $.7 million from the comparative fiscal 1999 period is primarily attributable to a decrease in collection of accrued related party interest.

     For the nine months ended November 30, 1999, net cash used in investing activities was $3.9 million. The cash used in investing activities for the current reporting period is primarily attributable to the additional loans to related parties and Managed Affiliates, purchase of property and equipment and the deposit with the FCC for the Wellington, Colorado radio station (see Dispositions and Acquisitions). The decrease of $4.0 million in cash used in investing activities from the prior comparative reporting period is related primarily to the loan to a related party in August 1998 and a decrease in the purchase of property and equipment and loans to Managed Affiliates, as well as a payment for a noncompetition agreement during the prior comparative reporting period.

     Net cash provided by financing activities was $13.0 million for the nine months ended November 30, 1999, an increase of $14.9 million from the prior comparative reporting period. The increase is primarily due to $15 million in proceeds from the Senior Credit Facility entered into during October 1999. The increase was offset by payment of costs associated with the credit facility, and principal payments of long-term obligations. Included in the principal payments of long-term obligations was $3 million of Appreciation Notes that were redeemed by proceeds provided by a capital contribution made by Mr. Brill.

     Media Cashflow was $10.8 million for both nine month periods ended November 30, 1999 and 1998. Media Cashflow represents EBITDA plus incentive plan expense, management fees, time brokerage fees paid, acquisition related consulting expense, income from temporary cash investments and interest income from loans made by the Company to Managed Affiliates. EBITDA is generally defined as net income (loss) plus the income tax provision, consolidated interest expense, depreciation expense, amortization expense, extraordinary items and cumulative effect of change in accounting principle. Media Cashflow and EBITDA as used above include the results of operations from unrestricted subsidiaries and therefore differ from the same terms as defined in the Indenture.

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

     The Company has loaned approximately $19.6 million to Managed Affiliates and received in return the Managed Affiliate Notes which are unsecured, mature on January 1, 2001 and bear interest at a rate of 12% per annum. The proceeds of such loans have been used by the Managed Affiliates to purchase property, equipment and intangibles and to provide working capital. It is anticipated that similar relationships may be initiated with other affiliates in the future. The aggregate amount of Managed Affiliate Notes may not exceed $20 million unless the Company first obtains a written opinion of an independent investment bank of nationally recognized standing that such transaction is fair to the Company from a financial point of view. For the nine month period ended November 30, 1999, the Managed Affiliates reported combined revenues of $3.6 million, net loss of $2.1 million and Media Cashflow of $0.5 million.

     The Senior Notes require semi-annual cash interest payments on each June 15 and December 15 of $3.9 million through December 15, 1999 and $6.3 million from June 15, 2000 until maturity.

     The Company's ability to pay interest on both the Senior Notes and the Secured Credit Facility and to satisfy its other obligations depends upon its future operating performance, and will be affected by financial, business, market, technological, competitive and other conditions, developments, pressures, and factors, many of which are beyond the control of the Company. The Company is highly leveraged, and many of its competitors are believed to operate with much less leverage and to have significantly greater operating and financial flexibility and resources.

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

     During the nine month period ended November 30, 1999, the Company has expended $1.0 million to purchase property and equipment and projects approximately $.3 million will be required during the fourth quarter of fiscal year 2000. The increase in projected capital expenditures for fiscal 2000 is primarily due to additional enhancement of computer software, improvements at broadcast transmission facilities and radio acquisition activities.

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

Impact of Year 2000

     The Company is not aware of any interruption to its hardware, software, Station broadcast systems, Newspaper publishing, production and distribution systems, business office systems and ancillary equipment related to the passing of January 1, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk sensitive instruments do not subject the Company to material risk exposures, except for such risks related to interest rate fluctuations. As of November 30, 1999, the Company has debt outstanding of approximately $131.7 million. The Senior Notes with a carrying value of $102.8 million have an estimated fair value of approximately $73.5 million. The fair market value of the Company's remaining debt of $28.9 million approximates its carrying value.

     Fixed interest rate debt has a carrying value of approximately $115.2 million as of November 30, 1999 and includes: the Senior Notes which bear cash interest, payable semiannually, at a rate of 7 1/2 % through December 15, 1999 and at 12% after such date until maturity on December 15, 2007; and other debt, the majority of which have stated rates of 7% to 8% (all of which are described in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended February 28, 1999.)

     The remainder of the debt totaling $16.5 million, or 12.5% of the total, is variable rate debt. The majority of such debt is the Secured Credit Facility, which currently bears interest at 9.5%.

Long-term debt matures as follows:

-------------------------------------------------------------------------------------------------------------
                                                            (in Millions)
-------------------------------------------------------------------------------------------------------------
                            2000         2001        2002        2003        2004      Thereafter      Total
-------------------------------------------------------------------------------------------------------------
Senior Notes, net
  of unamortized
  discount of $2.20        $    --     $    --     $    --     $    --     $    --     $102.80      $102.80
Secured Credit Facility         --          --          --          --       15.00          --        15.00
Other                         1.44        1.29        1.23        1.20        3.08        5.66        13.90
                           --------------------------------------------------------------------------------
Total long-term debt       $  1.44     $  1.29     $  1.23     $  1.20     $ 18.08     $108.46      $131.70
                           ================================================================================

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


                                           BRILL MEDIA COMPANY, LLC

                                           By: BRILL MEDIA MANAGEMENT, INC.,
                                               Manager


 January 14, 2000                             By /s/ Alan R. Brill
                                              ----------------------------------
                                                  Alan R. Brill
                                              DIRECTOR, PRESIDENT, CHIEF
                                              EXECUTIVE OFFICER AND TREASURER



January 14, 2000                              By /s/ Donald C. TenBarge
                                             ----------------------------------
                                                  Donald C. TenBarge
                                              VICE PRESIDENT, CHIEF FINANCIAL
                                              OFFICER, SECRETARY AND ASSISTANT
                                              TREASURER (PRINCIPAL FINANCIAL
                                              AND ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

Exhibit Number                                           Description of Exhibits
       27                                                Financial Data Schedule
       99                                                          Press Release