Form 10-K
period 2000-02-29
BRILL MEDIA CO LLC
filed 2000-05-26
CIK 1052567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000

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

                                      None

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS


================================================================================

Part No   Item No   Description                                          Page No

--------------------------------------------------------------------------------
   I         1      Business                                                 3

             2      Properties                                              18

             3      Legal Proceedings                                       19

             4      Submission of Matters to a Vote of Security Holders     19

  II         5      Market for Registrant's Common Equity and Related
                    Stockholder Matters                                     19

             6      Selected Consolidated Financial Data                    19

             7      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     21

             7A     Quantitative and Qualitative Disclosures About Market
                    Risk                                                    29

             8      Financial Statements and Supplementary Data             30

             9      Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                     50

 III        10      Directors and Executive Officers of the Registrant      50

            11      Executive Compensation                                  52

            12      Security Ownership of Certain Beneficial Owners and     53
                    Management

            13      Certain Relationships and Related Transactions          54

  IV        14      Exhibits, Financial Statement Schedules, and Reports    56
                    on Form 8-K

================================================================================

PART I

ITEM 1.  BUSINESS

General

     Brill Media Company, LLC, a Virginia limited liability company (BMC), collectively with its direct and indirect subsidiaries (Subsidiaries), is referred to herein as the "Company." The Company is a diversified media enterprise that acquires, develops, manages, and operates radio stations, newspapers and related businesses in middle markets. The Company presently owns, operates, or manages thirteen radio stations (Stations) serving four markets located in Pennsylvania, Kentucky/Indiana, Colorado, and Minnesota/Wisconsin. The Company's newspaper businesses (Newspapers) operate integrated newspaper publishing, printing and print advertising distribution operations, providing total-market print advertising coverage throughout a thirty-six county area in the central and northern portions of the lower peninsula of Michigan. This operation offers a three-edition daily newspaper, twenty-three weekly publications, four monthly real estate guides, web offset printing operations for Newspapers' publications and outside customers, and private distribution systems.

     The Company is wholly owned indirectly by Alan R. Brill (Mr. Brill), who founded the business and began its operations in 1981. The Company's overall operations, including its sales and marketing strategy, long-range planning, and management support services are managed by Brill Media Company, L.P. (BMCLP), a limited partnership indirectly owned by Mr. Brill. See "Item 13. Certain Relationships and Related Transactions" beginning on page 54.

     The Company generally considers radio "middle markets" to be markets ranked 80 to 200 by the Arbitron Company (Arbitron). The Company considers "middle markets" for purposes of its newspaper operations to be generally comparable to the smaller markets in such range.

Recently Completed Transactions

     In April 1999, the Company acquired a real estate magazine which has monthly distribution of approximately 20,000 households in the northwestern portion of the lower peninsula of Michigan.

     In October 1999, the Company submitted the winning bid in accordance with the FCC rules for auctioning broadcast spectrum for a new FM radio broadcast signal in Wellington, Colorado. In April 2000, the Company received FCC authorization and licensing of the station was completed. The Company expects to begin broadcasting in fiscal 2001.

     In January 2000, the Company acquired a radio station located in the Duluth, Minnesota market. The Company had been operating the radio station pursuant to a TBA since August 1999.

     In February 2000, the Company sold the operating assets of its Missouri radio stations, which had been operated pursuant to TBAs by the prospective buyer since November 1997.

     These four transactions are more fully described in Note 3 to the financial statements included in this Report.

Radio Stations Overview

     Unless otherwise indicated herein, rank for the Company's markets has been obtained from Arbitron's RADIO MARKET REPORT issued during the fall of 1999. Station cluster revenue rankings of the Company's radio markets have been derived by comparing the Company's revenues in each market to the revenues for the Company's competitors (utilizing the estimated revenues for each competing radio station as provided by BIA Publications, Inc.).

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

     Set forth below is a list of the Stations, specifying their broadcasting frequency, Federal Communications Commission (FCC) class, format, control, market, Arbitron market rank and station cluster rank by revenues in the respective market coverage area.



                                                                                                                Station Cluster
                                FCC                          Owned/                               Arbitron       Rank by Market
 Station         Frequency      Class        Format          Managed          Market(s)           Market         Revenue Share
                                                                                                    Rank

 WIOV-FM          105.1(1)      FM-B         Country         Owned            Lancaster, PA(1)      111               1
                                                                              Reading, PA(1)        131

 WBKR-FM              92.5      FM-C         Country         Owned            (Evansville,IN        128(2)            1
 WKDQ-FM              99.5      FM-C         Country         Managed (3)      and Owensboro/
 WSTO-FM              96.1      FM-C         Adult Hits      Managed (3)      Henderson, KY)
 WOMI-AM              1490      AM-C         News/Talk       Owned
 WVJS-AM              1420      AM-B         News/Talk       Managed (3)

 KTRR-FM             102.5      FM-C2        Adult Hits      Owned            (Fort Collins/        132               1
 KUAD-FM              99.1      FM-C1        Country         Owned            Greeley/
                                                                              Loveland, CO)

 KKCB-FM             105.1      FM-C1        Country         Owned            (Duluth,MN/           219               1
 KLDJ-FM             101.7      FM-C2        Oldies          Owned            Superior, WI)
 KUSZ-FM             107.7      FM-C2        Adult Hits      Owned
 WEBC-AM               560      AM-B         News/Talk       Owned

(1) WIOV-FM serves both Lancaster and Reading. The Company also owns and operates WIOV-AM, an AM-C station in Reading. The station cluster revenue rank for WIOV-FM includes WIOV-AM.

(2) The Company estimates that on a combined basis the Evansville/Owensboro/Henderson market would have an Arbitron rank of 128 based on separate rankings of 152 and 266 for Evansville and Owensboro, respectively. Station cluster revenue rank for the Evansville/Owensboro/Henderson market is provided on the FM station's primary Metro area and includes the associated AM. WBKR-FMs Metro area is that of Owensboro with WKDQ-FM and WSTO-FM covering Evansville.

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

Newspapers Overview

     Set forth below is a list of the Newspapers' publications in the state of Michigan and their respective circulation.

 Newspaper                                    Location               Circulation
 -------------------------------------------------------------------------------
 Morning Sun                                  Mt. Pleasant               12,900
 Isabella County Herald                       Mt. Pleasant               15,400
 Mt. Pleasant Buyers Guide                    Mt. Pleasant               28,200
 Clare County Buyers Guide                    Clare                      12,700
 Alma Reminder                                Alma                       20,000
 Cadillac Buyers Guide                        Cadillac                   20,100
 Carson City Reminder                         Carson City                11,200
 Edmore Advertiser                            Edmore                     15,100
 Hemlock Shoppers Guide                       Hemlock                    10,900
 Gladwin Buyers Guide                         Gladwin                    17,300
 Midland Buyers Guide                         Midland                    24,600
 St. Johns Reminder                           St. Johns                  17,800
 The Northeastern Shopper (2 Editions)        Tawas City                 38,900
 Northern Star (2 Editions)                   Gaylord                    18,800
 Alpena Star                                  Alpena                     19,900
 Presque Isle Star                            Alpena                      6,300
 Petoskey Star Ad-Vertiser                    Petoskey                   10,600
 Charlevoix County Star                       Petoskey                    9,700
 Star Ad-Vertiser                             Kalkaska                   13,700
 Star Buyer's Guide (2 Editions)              West Branch                16,400
 Roscommon County Star                        Prudenville                13,200
 Straits Area Star                            Cheboygan                  14,500
 Preview Community Weekly                     Traverse City              33,000
 AdVisor Community Weekly                     Traverse City               8,000
 Northern Michigan Real Estate Guide          Tawas City                 24,000
 Central Real Estate Guide                    Mt. Pleasant               22,000
 Northern Central Real Estate Guide           Gaylord                    11,000
 Grand Traverse Real Estate Guide             Traverse City              21,000

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

     The Company's three edition daily newspaper, the MORNING SUN, has a paid circulation averaging 12,900 readers and is the only daily newspaper published in Gratiot, Isabella and Clare counties. The Company's twenty-three weeklies and four monthly real estate guides are delivered free to more than 400,000 households in the central and northern portions of the lower peninsula of Michigan. The Company's multiple products and private delivery systems permit advertisers to buy customized advertising coverage for the portion of the local market that best reaches their potential customers. The Company also publishes numerous niche publications such as vacation guides and a monthly business report. The Newspapers have a widely diversified base of advertising and printing customers and during the year ended February 29, 2000, no one customer represented more than 2% of the Company's revenues.

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

     DISTRIBUTION. In addition to delivering its publications, the Newspapers also deliver over 125 million advertising insert pieces per year to residents in the central and northern portions of the lower peninsula of Michigan. Customized delivery to a particular zone can be specifically created for an advertiser to reach as few as 150 households or more than 400,000 households on a given day at less than half the cost charged by the post office. Newspapers' distribution systems include approximately 720 independent contractors and enable an advertiser to buy any part of the Company's distribution area that best serves the advertiser's needs.

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

     In many communities, the local newspaper provides a combination of social and economic connections which make it attractive for readers and advertisers alike. The Company believes that small metropolitan and suburban dailies as well as suburban and community non-dailies and Shoppers are generally effective in addressing the needs of local readers and advertisers under widely varying economic conditions. The Company believes that because small metropolitan and suburban daily newspapers rely on a broad base of local retail and local classified advertising rather than more volatile national and major account advertising, their advertising revenues tend to be relatively stable. In addition, the Company believes such newspapers tend to publish information which is of particular interest to the local reader and which national and major metropolitan newspapers, television and radio generally do not report to the same extent. Most small metropolitan and suburban daily newspapers are the only daily local newspapers in the communities they serve. The Company believes that relatively few daily newspapers have been established in recent years due to the high cost of starting a daily newspaper operation and building a franchise identity.

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

Advertising Sales

     Virtually all of the Company's revenue is generated from local, regional and national advertising for its Stations and Newspapers. During the year ended February 29, 2000, approximately 97% of the Company's revenues were generated from the sale of local and regional advertising. Additional revenue is generated from the sale of national advertising, network compensation payments and other miscellaneous transactions. The major categories of the Company's advertisers include retailers, restaurants, fast food, automotive and grocery. Each local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency with emphasis placed on direct contact. In so doing, the Company seeks to address individual advertiser needs and more effectively design an advertising campaign to help the advertiser sell its product. The Company employs personnel in each of its markets to produce advertisements for the customers. National sales are obtained via outside firms specializing in advertising on a national level. The firms are paid a commission based on a percentage of gross revenue from national advertising. Local and regional sales are predominantly generated by the Company's local sales staff.

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

Federal Regulation of Radio Broadcasting

     GENERAL. The ownership, operation and sale of broadcast stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which acts under authority derived from the Communications Act of 1934, as amended (Communications Act). Among other things, the FCC assigns frequency bands for broadcasting; issues broadcast station licenses; determines whether to approve changes in ownership or control of broadcast station licenses; regulates certain equipment used by broadcast stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of broadcast stations, and has the power to impose penalties for violations of its rules under the Communications Act.

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

        Class      Maximum Power        Maximum Antenna Height (HAAT)* in Meters
      --------------------------------------------------------------------------
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

                                      FCC         HAAT in      Power in                    Date of FCC
Market                    Station     Class       Meters       Kilowatts       Frequency      License
------------------------------------------------------------------------------------------------------
Lancaster/Reading, PA     WIOV-FM       B          212             25          105.1 mhz      8/1/06
                          WIOV-AM       C           NA             1            1240 khz      8/1/06

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

Fort Collins/Greeley/     KUAD-FM       C1         200            100           99.1 mhz      4/1/05
Loveland, CO              KTRR-FM       C2         150             50          102.5 mhz      4/1/05

Duluth, MN and            KKCB-FM       C1         240            100          105.1 mhz      4/1/05
Superior, WI              KLDJ-FM       C2         251             25          101.7 mhz      4/1/05
                          WEBC-AM       B           NA             5             560 khz      4/1/05
                          KUSZ-FM       C2         278             50          107.7 mhz      4/1/05

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

     The Communications Act and FCC rules also generally restrict the common ownership, operation or control of radio broadcast stations serving the same local market, of a radio broadcast station and a television broadcast station serving the same local market, and of a radio broadcast station and a daily newspaper serving the same local market. Under these "cross-ownership" rules, absent waivers, the Company would not be permitted to acquire any television broadcast station (other than low power television) in a local market where it already owned any radio broadcast station, or acquire a daily newspaper and retain such common ownership through the next renewal cycle for the radio stations in the market where the daily newspaper is acquired.

     In response to changes in the Communications Act adopted in 1996, the FCC amended its multiple ownership rules to eliminate the national limits on ownership of AM and FM stations. The FCC's broadcast multiple ownership rules restrict the number of radio stations one person or entity may own, operate or control on a local level. These limits are:

     (i) in a market with 45 or more commercial radio stations, a person or entity may own, operate or control or have an attributable ownership interest in up to eight commercial radio stations, not more than five of which are in the same service (FM or AM);

     (ii) in a market with between 30 and 44 (inclusive) commercial radio stations, a person or entity may own, operate or control or have an attributable ownership interest in up to seven commercial radio stations, not more than four of which are in the same service;

     (iii) in a market with between 15 and 29 (inclusive) commercial radio stations, a person or entity may own, operate or control or have an attributable ownership interest in up to six commercial radio stations, not more than four of which are in the same service;

     (iv) in a market with 14 or fewer commercial radio stations, a person or entity may own, operate or control or have an attributable ownership interest in up to five commercial radio stations, not more than three of which are in the same service, except that a person or entity may not own, operate or control more than 50% of the radio stations in such market.

     None of these multiple ownership rules requires any change in the Company's current ownership of radio stations. However, these rules will limit the number of additional stations which the Company may acquire or control in the future in its markets.

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

     With respect to a corporation, officers and directors and persons or entities that directly or indirectly can vote 5% or more of the corporation's stock (20% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other "passive investors" that hold such stock for investment purposes only) generally are attributed with ownership of whatever radio stations, television stations and daily newspapers the corporation owns.

     With respect to a partnership, the interest of a general partner is attributable, as is the interest of any limited partner who is "materially involved" in the media-related activities of the partnership. Debt instruments, nonvoting stock, options and warrants for voting stock that have not yet been exercised, limited partnership interests where the limited partner is not "materially involved" in the media-related activities of the partnership, and minority (under 5%) voting stock, generally do not subject their holders to attribution. Limited liability companies ("LLC"), are treated the same as limited partnerships for purposes of the FCC attribution rules. Thus, if members were insulated from material involvement in the media-related activities of the LLC, their interests would not be attributable.

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

     Broadcast stations also must pay regulatory and application fees and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification and technical operations (including limits on radio frequency radiation). The broadcast of contests and lotteries is regulated by FCC rules. The FCC also require licensees to develop and implement programs designed to promote equal employment opportunities for women and minorities and submit reports to the FCC on these matters annually and in connection with a renewal application.

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

     If the Company should grow in size, whether through acquisitions or otherwise, it will become increasingly vulnerable to scrutiny under various antitrust and similar regulatory laws administered by various federal and state authorities, laws and regulations in which considerations of absolute or relative size or market share may be relevant if not controlling. Such laws and regulations are quite complex and subject to amendment and to frequent variations in interpretation or enforcement. As a result of such increased scrutiny, the Company could experience delays, increased costs, and compelled changes in connection with future transactions. If it were to be determined that one or more of the Company or its Subsidiaries had violated or were violating one or more of such laws or regulations, in addition to liability for resulting damages, any affected entity could face potential regulatory or court-ordered divestiture of one or more properties. Any such result could have a material adverse effect upon the Company.

     From time to time, the Congress and the FCC have considered, and in the future may consider and adopt, new or revised laws, regulations, and policies regarding a wide variety of matters that, directly or indirectly, could affect the operation, ownership, and profitability of the Stations, result in the loss of audience share and advertising revenues for the Stations, or affect the Company's ability to acquire additional radio stations or to finance such acquisitions. Such matters include: proposals to impose spectrum use or other fees on FCC licensees; the FCC's equal employment opportunity rules and matters relating to political broadcasting; technical and frequency allocation matters; proposals to restrict or prohibit the advertising of beer, wine, and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership, and cross-ownership policies; the creation of a new low power FM radio service that could result in additional radio station competition in the Company's markets; changes to broadcast technical requirements; proposals to allow telephone or cable television companies to deliver audio and video programming to the home through existing phone lines; and proposals to limit the tax deductibility of advertising expenses by advertisers.

     The FCC has recently authorized the filing of applications for low power FM stations on any FM frequency. These stations are limited in power to maximums of either 100 watts ERP or 10 watts ERP, and are prohibited from causing interference to existing or future full service commercial FM stations. Low Power FM stations may not operate as commercial stations and only noncomercial, educational and public safety entities are eligible to operate low power FM stations. Commercial broadcast licensees are concerned that the new low power stations may cause more interference than predicted by the FCC technical rules, and are challenging the creation of this new service.

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

Employees

     At February 29, 2000, the Company employed approximately 431 persons full-time and 102 persons part-time. None of such employees is covered by collective bargaining agreements, and the Company considers its relations with its employees to be good. Approximately 720 independent contractors distribute the Newspapers' publications.

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

     The Company owns studio facilities in Ephrata, Pennsylvania; Owensboro, Kentucky; Windsor, Colorado; and transmitter and antenna sites in Reading, Pennsylvania; Owensboro, Kentucky; and Duluth, Minnesota. The Company leases its remaining studio and office facilities, and leases certain transmitter and antenna sites. The Company does not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. The Company owns substantially all of its other station equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The operating agreement of BMC provides that its business shall be managed by its manager, which presently is Brill Media Management, Inc. (Media). Media also is a Subsidiary of BMC. In lieu of an annual meeting, the current directors of Media were appointed by written consent as of February 8, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common equity of BMC is comprised of membership interests (Membership Interests), all of which are indirectly owned by Mr. Brill.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of Brill Media Company, LLC and notes thereto included elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 21.

The selected consolidated financial data (except for the other financial and operating data) of Brill Media Company, LLC (i) as of February 29, 1996 has been derived from the audited combined financial statements of The Radio and Newspaper Businesses of Alan R. Brill and (ii) for the year ended February 29, 1996 and as of and for the years ended February 28 and 29, 1997, 1998, 1999, and 2000 have been derived from the audited consolidated financial statements of Brill Media Company, LLC.

                                                       Fiscal Year Ended February 28 or 29,
                                            2000         1999         1998         1997         1996
                                         -------------------------------------------------------------
Statement of Operations Data:                               (dollars in thousands)
Revenues:
         Radio                           $  15,855    $  14,922    $  15,038    $  13,596    $  13,096
         Newspapers                         26,964       25,511       14,529       13,440       12,217
                                         -------------------------------------------------------------
         Total revenues                     42,819       40,433       29,567       27,036       25,313
 Operating expenses:
         Operating departments              31,862       29,764       20,806       19,043       18,640
         Incentive plan                        276         (614)        (620)         628        1,467
         Other                                  45          293          291           86           37
         Management fees                     2,681        2,583        2,075        1,945        1,833
         Depreciation and amortization       3,051        2,865        1,863        1,395        1,312
                                         -------------------------------------------------------------
         Total operating expenses           37,915       34,891       24,415       23,097       23,289
                                         -------------------------------------------------------------
 Operating income                            4,904        5,542        5,152        3,939        2,024
 Other income (expense):
         Interest expense, net             (12,967)     (11,744)      (9,470)      (7,432)      (7,130)
         Other, net                          5,870         (171)        (101)       1,007          (80)
                                         -------------------------------------------------------------
         Total other income (expense)       (7,097)     (11,915)      (9,571)      (6,425)      (7,210)
                                         -------------------------------------------------------------
 Loss before income taxes and
 extraordinary items                        (2,193)      (6,373)      (4,419)      (2,486)      (5,186)

 Income tax provision (benefit)                333          229          149          286          (39)
                                         -------------------------------------------------------------
 Loss before extraordinary items            (2,526)      (6,602)      (4,568)      (2,772)      (5,147)
 Extraordinary items (a)                        --           --       (4,124)          --        6,915
 Cumulative effect of change in
 accounting principle                         (151)          --           --           --           --
                                         -------------------------------------------------------------
 Net income (loss)                       $  (2,677)   $  (6,602)   $  (8,692)   $  (2,772)   $   1,768
                                         =============================================================

 Other Financial and Operating Data:
 Net cash provided by (used in)
         Operating activities            $     880    $   2,066    $   2,201    $    (513)   $      37
         Investing activities                1,047       (8,052)     (22,387)          59       (1,167)
         Financing activities               12,401       (2,191)      30,328         (845)       2,654
 Cash dividends declared                        --           --       12,210          520           --
 Media Cashflow (b)                         13,445       13,099       10,740        8,010        6,673
 EBITDA (b)                                  7,955        8,407        7,015        5,334        3,336
 Capital expenditures excluding
 acquisitions                                1,425        1,502          959        1,269          977

 Statement of Financial Position Data:
 Cash and cash equivalents               $  17,068    $   2,740    $  10,918    $     775    $   2,075
 Working capital (deficit)                  15,368          (90)      11,374        1,014        2,398
 Intangible and other assets                28,713       23,459       22,012        7,855        7,411
 Total assets                               85,560       66,825       66,149       26,442       26,011
 Total debt (c)                            132,604      116,167      110,057       50,475       61,636
 Members' deficiency                       (53,773)     (54,097)     (47,510)     (26,610)     (38,354)

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

(b) Media Cashflow represents EBITDA plus incentive plan expense, management fees, time brokerage fees paid, acquisition related consulting expense, income from temporary cash investments and interest income from loans made by the Company to Managed Affiliates. EBITDA represents operating income plus depreciation and amortization expense. Media Cashflow and EBITDA as used above include the results of operations of unrestricted subsidiaries and therefore differ from the same terms as defined in the indenture (Indenture) under which the Company's Senior Notes (as defined below) were issued. Management fees payable to BMCLP are subordinated, to the extent provided in the Indenture, to the prior payment of the Senior Notes. Although Media Cashflow and EBITDA are not measures of performance calculated in accordance with GAAP, management believes that these measures are useful to an investor in evaluating the Company because these measures are widely used in the media industry to evaluate a media company's operating performance. However, Media Cashflow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statements prepared in accordance with GAAP as measures of liquidity or profitability. In addition, Media Cashflow and EBITDA as determined by the Company may not be comparable to related or similar measures as reported by other companies and do not represent funds available for discretionary use.

(c) Total long-term debt including due to affiliates includes the Senior Notes, the Senior Secured Facility (as defined below), secured obligations, mortgage obligations, obligations under capital leases, secured subordinated obligations, appreciation notes, unsecured obligations and performance incentive plan liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of Brill Media Company, LLC and notes thereto included elsewhere in this Report.

     Brill Media Company, LLC was organized in 1997. The Subsidiaries, all of which are wholly-owned, include various radio, newspaper and related businesses. The Stations own and operate FM and AM radio stations in Pennsylvania, Colorado, Indiana/Kentucky, and Minnesota/Wisconsin. The Newspapers own and operate integrated newspaper publishing, printing and print advertising distribution operations, providing total-market print advertising coverage throughout a thirty-six county area in the central and northern portions of the lower peninsula of Michigan. The historical financial statements of Brill Media Company, LLC included elsewhere in this Report include the financial position and results of operations on a consolidated basis.

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

     During the year ended February 29, 2000, over 90% of the Stations' advertising revenues were generated from local and regional advertising, which is sold primarily by a Station's sales staff. The remainder of the advertising revenues represents national advertising and network compensation payments. In addition to any commissions paid to its sales staff, the Stations generally pay commissions to advertising agencies on local and regional advertising and to sales representation firms on national advertising. The advertising revenues of a Station generally are highest in the second and fourth calendar quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. During the year ended February 29, 2000, no single customer in any of the Stations' markets provided more than 2% of the Company's revenues.

     In the broadcasting industry, radio stations often utilize trade (or barter) agreements to exchange advertising time for goods or services (such as other media advertising, travel or lodging), in lieu of cash. In order to preserve most of its on-air inventory for cash advertising, the Company generally enters into trade agreements only if the goods or services bartered to the Company will be used in the Company's business. The Company has minimized its use of trade agreements and has sold over 90% of its radio advertising time for cash for the year ended February 29, 2000. In addition, it is the Company's general policy not to pre-empt radio advertising spots paid for in cash with radio advertising spots paid for in trade.

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

     The Newspapers' revenues are derived primarily from advertising and subscription revenues and to a lesser extent, from printing and print distribution revenues. In general, newspaper publications receive revenue for advertising sold to reach readership within its geographical distribution area and its customers' marketing areas. The combined coverage and timing of the numerous weekly publications and the daily publications provide the Newspapers with flexibility and efficiencies to create a competitive advantage in attracting advertisers. As an inducement to its customers, the Newspapers offer advertisers more efficient buys when they purchase ad placement in multiple publications. The Newspapers have a widely diversified customer base, and for the year ended February 29, 2000, no single customer of the Newspapers represented more than 2% of the Company's revenues. The Newspapers' financial results are dependent on a number of factors, particularly those that impact local retail sales, including the general strength of the local and national economies, population growth, local and regional market competition and the perceived relative efficiency of newspapers compared to other advertising media.

     The following table sets forth the percentage of revenues generated by the Company's Stations and Newspapers.

                                         Years Ended February 28 or 29
Revenues                       2000       1999       1998       1997       1996
--------------------------------------------------------------------------------
Stations                         37%        37%        51%        50%        52%
Newspapers                       63%        63%        49%        50%        48%
                    ------------------------------------------------------------
                                100%       100%       100%       100%       100%
                    ============================================================

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

Results of Operations

Year Ended February 29, 2000 Compared to Year Ended February 28, 1999

     Revenues for the year ended February 29, 2000 were $42.8 million, a $2.4 million or 5.9% increase from $40.4 million for the prior fiscal year. The Stations' revenues were $15.8 million, up 6.3% from $14.9 million for the prior fiscal year and Newspapers' revenues were $27.0 million, up 5.7% from $25.5 million for the prior fiscal year.

     Stations' revenues increased $.9 million or 6.3% from the prior fiscal year. The fiscal 2000 acquisition accounted for $.2 million of this increase with the remainder due to continuing same station growth within each market.

     The Newspapers' revenues increased $1.5 million or 5.7% from the prior fiscal year. Fiscal 2000 and 1999 acquisitions accounted for $1.4 million of the increase.

     Operating expenses for the year ended February 29, 2000 were $37.9 million, an increase of $3.0 million or 8.7% from the prior fiscal year.

     The Stations' operating expenses increased $.6 million or 5.0% from the prior fiscal year. The fiscal 2000 acquisitions accounted for $.2 million of this increase.

     The Newspapers' operating expenses increased $2.4 million over the prior fiscal year. Of this increase, $1.9 million was attributable to the 2000 and 1999 acquisitions; $.9 million was attributable to increases in non-cash provisions for amortization, depreciation and incentive plan; with same Newspapers' operating costs decreasing by $.4 million.

     As a result of the above, operating income for the year ended February 29, 2000 was $4.9 million, a decrease of $.6 million or 11.5% from the prior fiscal year.

     Other income (expense) for the year ended February 29, 2000 was $7.1 million of net expense, a decrease of $4.8 million or 40.4% over the prior comparative period. This is primarily due to the gain on sale of assets of $6.0 million offset by an increase in net interest expense associated with the additional borrowing and financing activities for the acquisitions referenced above.

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

     Other income (expense) for the year ended February 28, 1999 was $11.9 million of net expense, an increase of $2.3 million or 24.5% over the prior comparative period. This is primarily due to an increase in net interest expense associated with the additional borrowing and financing activities for the acquisitions referenced above.

Liquidity and Capital Resources

     Generally, the Company's operating expenses are paid before its advertising revenues are collected. As a result, working capital requirements have increased as the Company has grown and will likely increase in the future.

     Net cash provided by operating activities was $.9 million, $2.1 million and $2.2 million for the years ended February 29, 2000 and February 28, 1999 and 1998, respectively.

     The decrease of $1.2 million in cash provided by operating activities in fiscal 2000 from fiscal 1999 is primarily attributable to increased net interest payments and by operating activities of the 1999 and 2000 acquisitions.

     The decrease in cash provided by operating activities in fiscal 1999 from fiscal 1998 is attributable to the increased payment of interest and management fees, along with the timing related to the collection of receivables and the payment of operating expenses.

     Net cash provided by (used in) investing activities was $1.0 million, ($8.1) million and ($22.4) million for the years ended February 29, 2000 and February 28, 1999, and 1998, respectively.

     The cash provided by investing activities for fiscal 2000 is primarily attributable to the proceeds from the sale of the Missouri Properties, offset by additional loans to Managed Affiliates and related parties, newspaper and radio acquisitions and the purchase of property and equipment. The increase of $9.1 million in cash provided by investing activities from fiscal 1999 is related primarily to proceeds from the sale of the Missouri Properties and decreased loans to Managed Affiliates and related parties in fiscal 2000, offset by a deposit with the FCC for the Wellington, Colorado radio station (see Dispositions and Acquisitions).

     The cash used in investing activities for fiscal 1999 is primarily attributable to the additional loans to Managed Affiliates and related parties, a newspaper and a radio acquisition and the purchase of property and equipment. The decrease of $14.3 million in cash used in investing activities from fiscal 1998 is related primarily to decreased loans to Managed Affiliates, newspaper acquisitions and a non-compete agreement payment, offset by increased purchases of property and equipment and loans to related parties in fiscal 1999, and the receipt of amounts due from related parties in fiscal 1998.

     Net cash provided by (used in) financing activities was $12.4 million, ($2.2) million and $30.3 million for the years ended February 29, 2000 and February 28, 1999 and 1998, respectively.

     The cash provided by financing activities for the current year is attributable primarily to $15 million in proceeds from the Senior Secured Facility entered into during October 1999. The increase was offset by payment of costs associated with the credit facility and principal payments of long-term obligations. Included in the principal payments of long-term obligations was $3 million of Appreciation Notes that were redeemed by proceeds provided by a capital contribution made by Mr. Brill. The increase in cash provided by financing activities of $14.6 million from the prior fiscal year is related primarily to the proceeds from the Senior Secured Facility, net of repayments of long-term debt, and payments of deferred financing fees.

     The use of cash for financing activities for fiscal 1999 is attributable primarily to payments of amounts due to related parties and the proceeds from long-term debt, net of repayments. The increase in cash used for financing activities of $32.5 million from fiscal 1998 is related primarily to decreased proceeds from long-term debt, net of repayments from long-term debt, payments of deferred financing fees and dividends.

     EBITDA was $8.0 million, $8.4 million and $7.0 million for the years ended February 29, 2000 and February 28, 1999 and 1998, respectively. Media Cashflow was $13.4 million, $13.1 million and $10.7 million for the years February 29, 2000 and February 28, 1999 and 1998, respectively. Media Cashflow represents EBITDA plus incentive plan expense, management fees, time brokerage fees paid, acquisition related consulting expense, income from temporary cash investments and interest income from loans made by the Company to Managed Affiliates. EBITDA represents operating income plus depreciation and amortization expense. Media Cashflow and EBITDA as used above include the results of operations from unrestricted subsidiaries and therefore differ from the same terms as defined in the Indenture under which the Company's Senior Notes were issued.

     Although Media Cashflow and EBITDA are not measures of performance calculated in accordance with GAAP, management believes that these measures are useful in evaluating the Company and are widely used in the media industry to evaluate a media company's performance. However, Media Cashflow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statements prepared in accordance with GAAP as measures of liquidity or profitability. In addition, Media Cashflow and EBITDA as determined by the Company may not be comparable to related or similar measures as reported by other companies and do not represent funds available for discretionary use.

     The Company has loaned $20 million to Managed Affiliates and received in return the Managed Affiliate Notes which are unsecured, mature on January 1, 2001 and bear interest at a rate of 12% per annum. The Company is evaluating various options relating to the maturity of the notes receivable from Managed Affiliates, including the possibility of an extension. Accordingly, the Company has presented these notes as long-term on the accompanying consolidated statement of financial position. The Senior Notes indenture generally limits the Company to $20 million of outstanding loans to managed affiliates. The proceeds of such loans have been used by the Managed Affiliates to purchase property, equipment, and intangibles and provide working capital. It is anticipated that similar relationships may be initiated with other affiliates in the future. The aggregate amount of Managed Affiliate Notes may not exceed $20 million unless the Company meets certain conditions as described below in "Certain Relationship and Related Transactions". For the year ended February 29, 2000, the Managed Affiliates reported combined revenues of $4.7 million, net loss of $2.8 million and Media Cashflow of $.8 million.

     Long-term obligations include the Company's 12% senior notes due 2007 (Senior Notes). The Senior Notes require semi-annual cash interest payments on each June 15 and December 15 of $6.3 million. The Company redeemed the Appreciation Notes on June 15, 1999 at a redemption price of $3 million.

     In October 1999, as permitted under the Indenture governing the Senior Notes, the Company borrowed $15 million under a secured credit facility with a senior lender (the Senior Secured Facility) which matures October 2004. The facility bears interest, payable monthly, at the prime rate plus 1% with a minimum interest rate of 8% per annum (effectively 9.75% at February 29, 2000). The facility restricts the Company from essentially the same defined limitations as contained in the Indenture and includes certain financial covenants with respect to earnings and asset coverage. The facility is secured by substantially all assets of the restricted subsidiaries as defined in the Indenture.

     The Company's ability to pay interest on the Senior Notes and the Senior Secured Facility when due, and to satisfy its other obligations depends upon its future operating performance, and will be affected by financial, business, market, technological, competitive and other conditions, developments, pressures, and factors, many of which are beyond the control of the Company. The Company is highly leveraged, and many of its competitors are believed to operate with much less leverage and to have significantly greater operating and financial flexibility and resources.

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

     The Company's primary liquidity needs are to fund capital expenditures, provide working capital, meet debt service requirements and make acquisitions. The Company's principal sources of liquidity are expected to be cashflow from operations, cash on hand and indebtedness permitted under the Indenture. The Company believes that liquidity from such sources should be sufficient to permit the Company to meet its debt service obligations, capital expenditures and working capital needs for the next 12 months, although additional capital resources may be required in connection with the further implementation of the Company's acquisition strategy.

     In the past, depreciation, amortization, and interest charges have contributed significantly to net losses incurred by the Company, and it is expected that such net losses will continue in the future. On a combined basis, the Company and its predecessors reported a net loss in four of the last five fiscal years. In the fiscal year ended February 29, 2000, the Company reported a net loss of $2.7 million. While the Company expects that the Subsidiaries' cashflow will improve, the Company nonetheless expects that the Subsidiaries will continue to incur substantial net losses. There can be no assurance that the Company will not continue to generate net losses in the future.

     Capital expenditures in fiscal 2000 were $1.4 million of which $.5 million related to Station operations and $.9 related to Newspaper operations. The Company anticipates that capital expenditures in fiscal 2001 will approximate $1.2 million for existing properties.

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

Income Taxes

     The taxable income or loss of the Company's "S" corporation and limited liability company subsidiaries for federal income tax purposes is passed through to Mr. Brill. Accordingly, the financial statements include no provision for federal income taxes of the Company's "S" corporation or limited liability company subsidiaries. Certain of the Company's subsidiaries are "C" corporations. The "C" corporations are in loss carryforward positions at February 29, 2000 for income tax purposes. As a result of net operating loss carryforwards and temporary differences, the "C" corporations have net deferred tax assets at February 28 or 29, 2000 and 1999 of approximately $7.6 million and $8.6 million, respectively and have established equivalent valuation allowances.

Impact of Year 2000

     The Company is not aware of any interruption to its hardware, software, Station broadcast systems, Newspaper publishing, production and distribution systems, business office systems and ancillary equipment related to the passing of January 1, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk sensitive instruments do not subject the Company to material risk exposures, except for such risks related to interest rate fluctuations. As of February 29, 2000, the Company has debt outstanding of approximately $132.6 million. Senior Notes with a carrying value of $103.2 million have an estimated fair value of approximately $69.3 million. The fair market value of the Company's remaining debt of $29.4 million approximates its carrying value.

     Fixed interest rate debt totals approximately $116.2 million as of February 29, 2000 and includes: the Senior Notes which bear cash interest, payable semiannually, at a rate of 12% until maturity on December 15, 2007; and other debt, the majority of which have stated rates of 7% to 8%. The remainder of the debt totaling $16.4 million, or 12.4% of the total, is variable rate debt. The majority of such debt is the Senior Secured Facility, which currently bears interest at 9.75% (all of which are described in the notes to the financial statements included in Item 8 below).

At February 29, 2000 long-term debt matures as follows:

===================================================================================================================================
    Fiscal Year                   2001           2002           2003           2004           2005     Thereafter          Total
-----------------------------------------------------------------------------------------------------------------------------------
Senior Notes, net of
   unamortized discount of
   $1,829,553                $         --   $         --   $         --   $         --   $         --   $103,170,447   $103,170,447
Senior Secured
   Facility                            --             --             --             --     15,000,000             --     15,000,000
Other                           1,271,812      1,122,941      1,238,074      3,170,151      1,013,960      6,626,714     14,443,652
                  -----------------------------------------------------------------------------------------------------------------
                             $  1,271,812   $  1,122,941   $  1,238,074   $  3,170,151   $ 16,013,960   $105,410,218   $132,604,099
                  =================================================================================================================

At February 28, 1999 long-term debt includes:

===================================================================================================================================
                                                                                                                           Total
-----------------------------------------------------------------------------------------------------------------------------------
Senior Notes, net
  of unamortized
  discount of
  $5,538,868                                                                                                           $ 99,461,132
Appreciation Notes,
  net of
  unamortized
  discount of
  $148,882                                                                                                                2,851,118
Other                                                                                                                    13,854,604
                  -----------------------------------------------------------------------------------------------------------------
                                                                                                                       $116,166,854
                  =================================================================================================================

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                        Consolidated Financial Statements

          Years ended February 29, 2000 and February 28, 1999 and 1998





                                    Contents

Report of Independent Auditors .............................................  31

Consolidated Financial Statements

Consolidated Statements of Financial Position ..............................  32
Consolidated Statements of Operations and Members' Deficiency ..............  33
Consolidated Statements of Cash Flows ......................................  34
Notes to Consolidated Financial Statements .................................  36

                         Report of Independent Auditors

The Members of Brill Media Company, LLC

We have audited the accompanying consolidated statements of financial position of Brill Media Company, LLC as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations and members' deficiency and cash flows for each of the three years in the period ended February 29, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brill Media Company, LLC at February 29, 2000 and February 28, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 29, 2000, in conformity with auditing standards generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               Ernst & Young LLP
Chicago, Illinois
April 28, 2000

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                  Consolidated Statements of Financial Position

                                                                           February 28 or 29
                                                                          2000             1999
                                                                     ------------------------------
Assets
Current assets:
   Cash and cash equivalents                                         $  17,068,088    $   2,740,244
   Accounts receivable, net of allowance for doubtful accounts in
     2000 - $271,734 and 1999 - $211,697                                 5,225,803        5,021,759
   Inventories                                                             563,493          495,377
   Other current assets                                                    511,054          368,183
                                                                     ------------------------------
Total current assets                                                    23,368,438        8,625,563

Notes receivable from managed affiliates                                20,000,000       18,263,747

Property and equipment                                                  22,906,426       23,118,587
Less:  Accumulated depreciation                                          9,427,644       10,295,485
                                                                     ------------------------------
Net property and equipment                                              13,478,782       12,823,102

Goodwill and FCC licenses, net of accumulated amortization in
   2000 - $2,354,702 and 1999 - $2,308,780                              13,904,570       13,808,957
Covenants not to compete, net of accumulated amortization in
   2000 - $2,488,074 and 1999 - $1,594,930                               3,127,752        3,977,407
Other assets, net                                                        6,133,957        5,672,201
Amounts due from related parties                                         5,546,334        3,654,279
                                                                     ------------------------------
                                                                     $  85,559,833    $  66,825,256
                                                                     ==============================

Liabilities and members' deficiency
Current liabilities:
   Amounts payable to related parties                                $   1,658,489    $     637,141
   Accounts payable                                                      1,111,237        1,288,100
   Accrued payroll and related expenses                                    936,876          750,334
   Accrued interest                                                      2,759,999        1,642,244
   Other accrued expenses                                                  262,271          437,185
   Current maturities of long-term obligations                           1,271,812        3,960,435
                                                                     ------------------------------
Total current liabilities                                                8,000,684        8,715,439

Long-term notes and other obligations                                  131,332,287      112,206,419
Members' deficiency                                                    (53,773,138)     (54,096,602)
                                                                     ------------------------------
                                                                     $  85,559,833    $  66,825,256
                                                                     ==============================

See accompanying notes

                            Brill Media Company, LLC
                          (A Limited Liability Company)

         Consolidated Statements of Operations and Members' Deficiency

                                                               Years ended February 28 or 29
                                                           2000            1999            1998
                                                      --------------------------------------------
Revenues                                              $ 42,819,239    $ 40,433,447    $ 29,566,647

Operating expenses:
   Operating departments                                31,861,558      29,763,933      20,805,920
   Incentive plan                                          276,300        (614,300)       (620,000)
   Management fees                                       2,681,161       2,583,381       2,074,834
   Time brokerage agreement fees, net                       19,742          46,429          48,000
   Consulting                                               24,990         246,135         242,992
   Depreciation                                          1,610,411       1,479,401       1,086,846
   Amortization                                          1,441,164       1,386,268         776,064
                                                      --------------------------------------------
                                                        37,915,326      34,891,247      24,414,656
                                                      --------------------------------------------
Operating income                                         4,903,913       5,542,200       5,151,991

Other income (expense):
   Interest - managed affiliates                         2,302,002       2,090,933       1,759,329
   Interest - related parties, net                         291,586         107,807         165,167
   Interest - other, net                               (14,410,027)    (13,341,049)    (10,683,620)
   Amortization of deferred financing costs             (1,150,948)       (602,149)       (710,893)
   Gain (loss) on sale of assets, net                    6,038,027           2,700          (6,909)
   Other, net                                             (167,567)       (173,636)        (93,853)
                                                      --------------------------------------------
                                                        (7,096,927)    (11,915,394)     (9,570,779)
                                                      --------------------------------------------
Loss before income taxes, extraordinary item and
   cumulative effect of change in accounting
   principle                                            (2,193,014)     (6,373,194)     (4,418,788)
Income tax provision                                       332,543         229,390         148,868
                                                      --------------------------------------------
Loss before extraordinary item and cumulative
   effect of change in accounting principle
                                                        (2,525,557)     (6,602,584)     (4,567,656)
Extraordinary item                                              --              --      (4,124,209)
                                                      --------------------------------------------
Loss before cumulative effect of change in
   accounting principle                                 (2,525,557)     (6,602,584)     (8,691,865)
                                                      --------------------------------------------
Cumulative effect of change in accounting principle        150,979              --              --
                                                      --------------------------------------------
Net loss                                                (2,676,536)     (6,602,584)     (8,691,865)
Members' deficiency, beginning of year                 (54,096,602)    (47,509,998)    (26,609,973)
Capital contributions                                    3,000,000          15,980           1,840
Dividends                                                       --              --     (12,210,000)
                                                      --------------------------------------------
Members' deficiency, end of year                      $(53,773,138)   $(54,096,602)   $(47,509,998)
                                                      ============================================

See accompanying notes.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                      Consolidated Statements of Cash Flows



                                                        Years ended February 28 or 29
                                                     2000            1999            1998
                                                --------------------------------------------
Operating activities
Net loss                                        $ (2,676,536)   $ (6,602,584)   $ (8,691,865)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                 3,051,575       2,865,669       1,862,910
     Amortization of deferred financing costs
       and original issue discount                 5,045,642       5,315,364       1,502,729
     Management fees accrual                         570,317         598,891         670,833
     Related parties interest accrual                 29,595         207,216         (24,444)
     Additional interest accrual                          --              --       2,874,964
     Incentive plan accrual                          276,300        (614,300)       (620,000)
     (Gain) loss on sale of assets, net           (6,038,027)         (2,700)          6,909
     Cumulative effect of change in
       accounting principle                          150,979              --              --
     Extraordinary item                                   --              --       4,124,209
     Changes in operating assets and
       liabilities, net of the effect of
       acquisitions:
         Accounts receivable                        (204,044)     (1,250,180)       (238,368)
         Other current assets                       (278,753)        337,783        (371,229)
         Accounts payable                           (176,863)        513,748         (22,866)
         Other accrued expenses                    1,129,367         697,233       1,126,733
                                                --------------------------------------------
Net cash provided by operating activities            879,552       2,066,140       2,200,515

Investing activities
Purchase of property and equipment                (1,424,677)     (1,502,408)       (959,409)
Purchase of newspapers, net of cash
  acquired                                           (55,035)       (557,640)     (6,574,233)
Purchase of radio station                         (1,000,000)       (583,707)             --
Proceeds from sale of radio stations               7,399,928              --              --
Proceeds from sale of assets                         246,455          92,929          30,915
Loans to managed affiliates                       (1,736,253)     (1,948,000)    (15,907,346)
Payment for noncompetition agreement                      --              --      (3,000,000)
Increase in other assets                            (426,230)        (53,235)       (134,059)
Loans to related parties                          (1,957,000)     (3,500,000)             --
Decrease in amounts due from related
  parties                                                 --              --       4,157,453
                                                --------------------------------------------
Net cash provided by (used in) investing
  activities                                       1,047,188      (8,052,061)    (22,386,679)

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                Consolidated Statements of Cash Flows (continued)

                                                      Years ended February 28 or 29
                                                  2000             1999             1998
                                            -----------------------------------------------
Financing activities
Increase (decrease) in amounts due to
   related parties                          $     486,851    $    (735,455)   $     353,944
Payment of deferred financing costs and
   other                                       (1,470,118)        (503,420)      (8,902,305)
Principal payments on long-term
   obligations                                 (6,159,027)      (2,409,503)     (70,890,441)
Proceeds from long-term borrowings             16,543,398        1,440,950      122,475,376
Payment of short-term obligation                       --               --         (500,000)
Capital contributions                           3,000,000           15,980            1,840
Dividends                                              --               --      (12,210,000)
                                            -----------------------------------------------
Net cash provided by (used in) financing
   activities                                  12,401,104       (2,191,448)      30,328,414
                                            -----------------------------------------------
Net increase (decrease) in cash and cash
   equivalents                                 14,327,844       (8,177,369)      10,142,250
Cash and cash equivalents at beginning of
   year                                         2,740,244       10,917,613          775,363
                                            -----------------------------------------------
Cash and cash equivalents at end of year    $  17,068,088    $   2,740,244    $  10,917,613
                                            ===============================================

Supplemental disclosures of cash flow
   information:
     Interest paid                          $   9,581,197    $   8,666,871    $   5,977,788
     Income taxes paid:                           313,438          132,051          157,432


See accompanying notes.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                   Notes to Consolidated Financial Statements

          Years ended February 29, 2000 and February 28, 1999 and 1998


1.   Basis of Presentation and Business

Basis of Presentation

The consolidated financial statements include the accounts of Brill Media Company, LLC and its subsidiaries, all of which are wholly owned (collectively the Company or BMC). BMC's members are directly owned by Alan R. Brill (Mr. Brill). All intercompany balances and transactions have been eliminated in consolidation.

In December 1997, various radio and newspaper businesses owned by Mr. Brill were contributed, at historical cost, to a newly formed limited liability company, BMC Holdings, LLC (Holdings), a wholly owned subsidiary of BMC. BMC and Holdings were formed in 1997 with minimal capital contributions and had no operations prior to the contribution of the radio and newspaper businesses. This reorganization of entities under common control has been presented in these consolidated financial statements similar to a pooling of interest. Accordingly, all prior periods have been restated to reflect the reorganization.

BMC was organized as a limited liability company under the laws of the state of Virginia and has a term of 50 years.

Business

The Company is a diversified media enterprise that acquires, develops, manages, and operates radio stations, newspapers and related businesses in middle markets. The Company presently owns or operates ten radio stations serving four markets located in Pennsylvania, Kentucky/Indiana, Colorado, and Minnesota/Wisconsin (collectively referred to herein as Radio), and additionally, manages three radio stations located in the Kentucky/Indiana market that are owned by affiliates of the Company - see Note 9. The Company operates integrated newspaper publishing, printing and print advertising distribution operations, providing total-market print advertising coverage throughout a thirty-six-county area in the central and northern portions of the lower peninsula of Michigan (collectively referred to herein as News). These operations offer a three-edition daily newspaper, twenty-three weekly publications, four monthly real estate guides, two web offset printing operations for newspaper publications and outside customers, and three private distribution companies.

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

Deferred financing costs and favorable leasehold rights are being amortized on the straight-line basis over the terms of the underlying debt (5-10 years) or leases (3-20 years).

Long-Lived Assets

The Company annually considers whether indicators of impairment of long-lived assets held for use (including intangibles) are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows is less than their carrying amounts. The Company recognizes any impairment loss based on the excess of the carrying amount of the assets over their fair value. No impairment loss has been recognized during the three years ended February 29, 2000.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when advertising is aired by Radio or a publication is distributed by News. Radio also receives fees under time brokerage agreements (TBA) which are recognized based on a stated amount per month.

Advertising

Advertising costs are expensed as incurred and totaled $1,264,000, $1,138,000 and $1,089,000 in fiscal 2000, 1999 and 1998 respectively.

Comprehensive Income

Net loss for the three years in the period ended February 29, 2000 is the same as comprehensive loss.

Recently Issued Accounting Standard

The Company adopted AcSEC Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" in the first quarter of fiscal 2000 and wrote-off, as required, approximately $151,000 of previously capitalized start-up costs as a cumulative effect of change in accounting principle. All future start-up or preopening costs will be expensed as incurred.

3.   Acquisitions and Dispositions

In July 1997, the Company paid $3,000,000 for a noncompetition agreement among the Company, one of the managed affiliates (see Note 9), and the former owner of the related radio stations.

During the year ended February 28, 1998, the Company acquired eleven weekly shopping guide publications, a printing business and two print distribution operations reaching approximately 164,000 households in the north-central portion of the lower peninsula of Michigan (the 1998 News acquisitions) for an aggregate purchase price of $10,306,000. The Company paid cash in the aggregate of $6,574,000 and entered into notes payable with the sellers valued at $3,732,000. The Company also secured covenants not to compete from the various sellers valued at $1,116,000. Two weekly shopping guide publications and one print distribution operation were acquired in October 1997 and nine weekly shopping guide publications, the printing business and one distribution operation were acquired in February 1998.

The purchase price for the 1998 News acquisitions has been allocated as follows:

     Property and equipment                                     $ 3,300,000
     Intangibles                                                  6,713,000
     Inventory                                                      252,000
     Other assets, net of current liabilities                        41,000
                                                                -----------
                                                                $10,306,000
                                                                ===========

In November 1998, the Company acquired three weekly shopping guide publications and a print distribution operation reaching approximately 66,000 households in the north-western portion of the lower peninsula of Michigan (the 1999 News acquisition). Total consideration was $1,409,000, which consisted of $558,000 in cash and a secured seller note valued at $851,000. The Company also entered into a six-year covenant not to compete valued at $406,000.

In February 1999, the Company purchased radio station KTRR-FM, located in Loveland, Colorado, which it had been operating pursuant to a TBA since August 5, 1996. The purchase price of $2,134,000 included $584,000 in cash, a note payable of $1,350,000 and a $200,000 nonrefundable payment made in fiscal 1997. The Company also entered into a five-year covenant not to compete valued at $180,000.

In April 1999, the Company acquired a real estate magazine which has monthly distribution of approximately 20,000 households in the northwestern portion of the lower peninsula of Michigan (the 2000 News acquisition). Total consideration was $217,000, which consisted of $55,000 cash and a secured seller note valued at $162,000. The Company also entered into a six-year covenant not to compete valued at $54,000.

In October 1999, the Company submitted the winning bid of $1,561,000 in accordance with the FCC rules for auctioning broadcast spectrum for a new FM radio broadcast signal in Wellington, Colorado. The Company paid the FCC an initial deposit of $312,000 in October 1999 with the balance due after final FCC authorization. In April 2000, the Company received FCC authorization and licensing of the station was completed and the remaining amount of $1,249,000 was paid. The Company expects to begin broadcasting in fiscal 2001.

In January 2000, the Company acquired radio station KUSZ-FM located in the Duluth, Minnesota market for $1,000,000 in cash and a five-year covenant not to compete valued at $156,000. The Company had been operating the radio station pursuant to a TBA since August 1999.

In February 2000 the Company sold the operating assets of its Missouri radio stations (collectively, the Missouri Properties), which had been operated pursuant to TBAs by the prospective buyer since November 1997. The sales price was $7,419,000 and resulted in a pretax gain of $6,175,000, net of related expenses.

The above acquisitions have been accounted for as purchases, and except where stated otherwise the financial statements include the results of operations from the acquisition dates. The 2000 pro forma consolidated operating results reflecting the 2000 acquisitions and dispositions for the full year would not have been materially different from reported amounts.

4.   Property and Equipment

Property and equipment consists of the following:

                                              February 28 or 29
                                            2000             1999
                                       ----------------------------
     Land                              $   571,100      $   611,304
     Buildings and improvements          3,917,174        3,221,159
     Towers and antennae                 1,579,087        2,698,636
     Machinery and equipment             9,012,591        8,581,513
     Broadcast equipment                 3,969,786        4,474,479
     Furniture and fixtures              3,356,688        3,031,496
     Construction in progress              500,000          500,000
                                       ----------------------------
                                       $22,906,426      $23,118,587
                                       ============================

Property and equipment includes the following assets under capital leases:

                                             February 28 or 29
                                           2000             1999
                                       ---------------------------
     Buildings and improvements        $1,964,665       $  828,337
     Towers and antennae                       --          700,000
     Machinery and equipment              258,830          227,838
     Broadcast equipment                  538,613          487,957
     Furniture and fixtures               340,442          272,554
                                       ---------------------------
                                       $3,102,551       $2,516,686
                                       ===========================

Amortization of property and equipment under capital leases is included with depreciation expense in the statements of operations and members' deficiency.

5.   Other Assets

Other assets consist of the following:

                                            February 28 or 29
                                           2000           1999
                                        -------------------------
     Deferred financing costs           $7,461,960     $6,090,493
     Favorable leasehold rights            218,453        391,587
     Other                                 791,919        479,816
                                        -------------------------
                                         8,472,332      6,961,896
     Less:  Accumulated amortization     2,338,375      1,289,695
                                        -------------------------
                                        $6,133,957     $5,672,201
                                        =========================

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

At February 29, 2000, the "C" corporations had net operating loss carryforwards of approximately $17.1 million for federal income tax purposes which expire in fiscal 2001 through 2020.

As a result of net operating loss carryforwards and temporary differences, the "C" corporations have a net deferred tax asset and have established a valuation allowance as follows:

                                                     February 28 or 29
                                                    2000           1999
                                                --------------------------
     Gross deferred tax assets:
        Incentive plan expense                  $ 1,199,688    $ 1,136,280
        Net operating loss carryforwards          6,842,998      7,991,492
        Other                                       418,898        467,623
                                                --------------------------
                                                  8,461,584      9,595,395
     Gross deferred tax liabilities:
        Deferred gain on replacement assets        (846,456)      (894,881)
        Other                                            --        (96,081)
                                                --------------------------
                                                   (846,456)      (990,962)
                                                --------------------------
     Net deferred tax asset                       7,615,128      8,604,433
     Valuation allowance                         (7,615,128)    (8,604,433)
                                                --------------------------
     Net deferred tax asset recognized in the
        balance sheet                           $        --    $        --
                                                ==========================

The components of the provision for income taxes are as follows:

                                            Year ended February 28 or 29
                                           2000          1999          1998
                                       ------------------------------------

     Current federal tax               $ 92,301      $     --      $ 22,954
     Current state tax                  240,242       229,390       125,914
                                       ------------------------------------
                                       $332,543      $229,390      $148,868
                                       ====================================

The provision or benefit for income taxes for the "C" corporations differs from the amount computed by applying the United States federal income tax rate to income or loss before income taxes, extraordinary item and the cumulative effect of change in accounting principle. A reconciliation of the differences is as follows:

                                                   Year ended February 28 or 29
                                                 2000           1999           1998
                                             -----------------------------------------
"C" corporations income tax provision or
   (benefit) at statutory federal tax rate   $ 1,008,405    $  (912,424)   $(1,584,605)
Increase (decrease) resulting from:
   State income taxes of "C"
     Corporations, net of federal benefit        177,954        (19,516)      (171,636)
   Net operating losses for which the tax
      benefit has not been recorded                   --      1,073,440      1,864,242
   Utilization of net operating loss
     carryforwards                            (1,027,648)            --             --
   Alternative minimum tax                        92,301             --             --
   Non-"C" corporations income tax
     provision and other, net                     81,531         87,890         40,867
                                             -----------------------------------------
Income tax provision                         $   332,543    $   229,390    $   148,868
                                             =========================================

7.   Long-Term Notes and Other Obligations

Long-term obligations consist of the following:

                                                             February 28 or 29
                                                              2000           1999
                                                         ---------------------------
Senior unsecured notes (net of unamortized discount of
   $1,829,553 and $5,538,868, respectively)              $103,170,447   $ 99,461,132
Senior secured facility                                    15,000,000             --
Senior secured obligations, payable either monthly or
   quarterly                                                4,691,600      4,950,911
Mortgage obligations, payable monthly                         950,802      1,004,990
Capital leases, payable monthly                             1,795,174        690,318
Subordinated secured obligations, payable monthly           2,390,656      2,633,451
Appreciation notes (net of unamortized discount of
   $148,882 in 1999)                                               --      2,851,118
Unsecured obligations, payable monthly                      1,408,420      1,654,234
Performance incentive plans                                 3,197,000      2,920,700
                                                         ---------------------------
                                                          132,604,099    116,166,854
Less:  Current maturities                                   1,271,812      3,960,435
                                                         ---------------------------
                                                         $131,332,287   $112,206,419
                                                         ===========================

On December 30, 1997, the Company issued $105,000,000 of 12% senior unsecured notes (the Senior Notes) and $3,000,000 of appreciation notes (the Appreciation Notes), both due in 2007. The Company received net proceeds of approximately $96.8 million. The proceeds were used, in part, to pay off the Company's existing senior note of $70 million plus accrued interest of $1.9 million and a prepayment penalty of $2.8 million. The Company also wrote off previously deferred financing costs of $1,324,000 related to the senior note. This expense, plus the prepayment penalty, has been reflected as an extraordinary loss on the early extinguishment of debt in the accompanying 1998 statement of operations and members'deficiency.

The Senior Notes bear cash interest, payable semiannually, at a rate of 12%. The Senior Notes were issued at a discount of approximately $10,539,000, which is being amortized to yield an effective interest rate of 12.2%. The Senior Notes are only redeemable at the Company's option in the event of an initial public offering or beginning December 15, 2002, at the following redemption prices (expressed in percentages of principle amount), plus accrued and unpaid interest:

                                                        Redemption
      Periods Beginning December 15,                       Price
      ----------------------------------------------------------------

      2002                                                 106%
      2003                                                 104%
      2004                                                 102%
      2005 and thereafter                                  100%

Following one or more public offerings of the Company's capital stock with aggregate proceeds of at least $25 million, the Company may redeem up to 25% of the aggregate principal amount of the Senior Notes at 112% of the principal amount, plus accrued and unpaid interest provided the principal amount outstanding after any such redemption is at least $79 million.

Upon the occurrence of a change in control, as defined, each holder of the Senior Notes has the right to require the Company to purchase all or any part of such holder's notes, at 101% of the principal amount thereof, plus accrued and unpaid interest.

The Senior Notes are senior unsecured obligations of the Company. The Senior Notes are unconditionally guaranteed, fully, jointly, and severally, by each of the direct and indirect subsidiaries of BMC (the Guarantors), all of which are wholly owned. BMC is a holding company and has no operations, assets, or cash flows separate from its investments in its subsidiaries. Accordingly, separate financial statements and other disclosures concerning the Guarantors have not been presented because management has determined that they would not be material to investors.

Brill Media Management, Inc., a wholly-owned subsidiary of BMC and the co-issuer of the Senior Notes, has minimal assets and liabilities ($100 cash and $100 capital at February 29, 2000; and $50 cash, $50 due from related parties and $100 capital at February 28, 1999) and no income or expenses since its formation in October 1997.

The Senior Notes restrict BMC and its restricted subsidiaries from the following in excess of defined limitations: incurring additional indebtedness; making restricted payments; creating or permitting any liens to exist; making distributions; selling assets and subsidiary stock; transactions with affiliates; completing sale/leaseback transactions; creating new subsidiaries or designating unrestricted subsidiaries; engaging in other than permitted business activities; and completing mergers and acquisitions.

In October 1999, as permitted under the Indenture governing the Senior Notes, the Company borrowed $15 million under a secured credit facility with a senior lender (the Senior Secured Facility) which matures October 2004. The facility bears interest, payable monthly, at the prime rate plus 1% (effectively 9.75% at February 29, 2000) with a minimum interest rate of 8% per annum. The facility restricts the Company from essentially the same defined limitations as contained in the Indenture and includes certain financial covenants with respect to earnings and asset coverage. The facility is secured by substantially all assets of the restricted subsidiaries, as defined in the Senior Notes.

The Senior secured obligations include approximately $2.7 million of obligations payable in quarterly installments including interest at the stated rate of 7% with the final installments of approximately $1.9 million due February 2004 and a $1.35 million obligation payable monthly in interest only installments at prime plus 1% until December 2001, then in quarterly payments of principal and interest until February 2009.

Subordinated secured obligations include approximately $1.65 million of obligations payable in monthly installments including interest, at varying interest rates until July 2006 and an $840,000 obligation payable monthly, with interest at the stated rate of 7%, through October 2008 with a final installment of $153,000 due November 2008.

The senior secured obligations, mortgage obligations and subordinated secured obligations are secured by the respective property for which the loan was initiated, and are effectively senior in right of payment to the Senior Notes.

During fiscal 2000, 1999 and 1998, the Company entered into new capital leases totaling $1,511,000, $195,000 and $109,000 respectively. The present value of obligations under capital leases at February 29, 2000 includes $1,331,000 of amounts due to related parties of the Company. In addition, in March 2000, the Company entered into capital leases for leasehold improvements and equipment totaling $1,476,000 with a related company.

The Appreciation Notes were non-interest bearing and issued at a discount of $651,000, which was amortized to yield an effective interest rate of 17%. The Company redeemed the Appreciation Notes on June 15, 1999 for an aggregate price of $3 million.

In addition to the obligations described above, the Company has approximately $1.41 million of unsecured obligations which are stated net of imputed interest and are payable through 2009.

The Company has performance incentive plans with certain executives which are recorded as long-term obligations. Such plans accumulate value based on certain defined performance factors. The executives were fully vested at February 29, 2000 and 1999. Payments under the terms of the plans would commence only upon the death, disability, retirement, or termination of employment of an executive, and can be made at the discretion of the Company in amounts and on terms no less favorable to the executive than quarterly payments of 2.5% of the vested amount.

Aggregate maturities of long-term obligations during the next five years are as follows:

                       Fiscal Year                                   Amount
      -------------------------------------------------------------------------

      2001                                                       $1,271,812
      2002                                                        1,122,941
      2003                                                        1,238,074
      2004                                                        3,170,151
      2005                                                       16,013,960

The estimated fair market value of the Senior Notes was approximately $69,300,000 at February 29, 2000, based on the average trading price at that date. The fair market value of the Company's remaining long-term debt approximates its carrying value.

8.   Commitments

The Company leases certain land, buildings, and equipment. Rent expense for fiscal 2000, 1999, and 1998 was $633,000, $419,000, and $279,000, respectively.
Future minimum lease payments under operating leases that have initial or remaining noncancelable terms in excess of one year as of February 29, 2000, are as follows:

      Fiscal Year                                            Amount
      -----------------------------------------------------------------

      2001                                               $  307,376
      2002                                                  271,026
      2003                                                  115,591
      2004                                                  101,716
      2005                                                   54,926
      Thereafter                                             11,056

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

9.   Transactions With Related Parties

Brill Media Company, LP (BMCLP), owned indirectly by Mr. Brill, is a group executive management operation which provides supervisory activities and certain corporate-wide administrative services to the Company. BMCLP earns a fee, paid monthly as permitted, based on a percentage of revenue under standard contractual arrangements. The Company was charged management fees by BMCLP in fiscal 2000, 1999, and 1998 of $2,681,000, $2,583,000, and $2,075,000,
respectively. The payment of management fees is subordinated to the payment of the Company's obligations under the Senior Notes.

The Company has management agreements and loans with affiliates, owned by Mr. Brill, which operate radio stations in the same markets as the Company. In accordance with the management agreements, the managed affiliates pay fixed management fees plus a variable fee based on performance, as defined. The Company earned management fees from these managed affiliates of $240,000 in fiscal 2000, 1999 and 1998.

At February 29, 2000 and February 28, 1999, notes receivable from managed affiliates totaled $20,000,000 and $18,264,000, respectively. In connection with the Company's issuance of the Senior Notes and Appreciation Notes - see Note 7, the Company refinanced the outstanding 17.5% notes receivable from managed affiliates during fiscal 1998. The current notes receivable bear interest at 12%, payable semi-annually. Principal and any outstanding accrued interest is due January 2001. The Company is evaluating various options relating to the maturity of the notes receivable from managed affiliates, including the possibility of an extension. Accordingly, the Company has presented these notes as long-term on the accompanying consolidated statement of financial position. The Senior Notes indenture generally limits the Company to $20 million of outstanding loans to managed affiliates.

At February 29, 2000, amounts due from related parties includes a $3,000,000 note receivable plus accrued interest of $38,000 from an affiliate which operates a radio station in one of the Company's markets. This note bears interest at the prime rate payable annually until maturity on December 31, 2003. Also included in amounts due from related parties are notes receivable from officers of $500,000 plus accrued interest of $19,000. The five year notes bear interest at 6%, payable annually, with principal due at maturity. In addition, the Company has notes receivable of $1,957,000 plus accrued interest of $32,000 from certain related parties which own newspaper and radio facilities, occupied by the Company. These notes bear interest at the prime rate plus 1% payable annually on December 31 of each year until maturity on November 30, 2004 or February 25, 2005.

At February 29, 2000, amounts payable to related parties include accrued management fees of $1,354,000 and other operating payables of $304,000. At February 28, 1999, amounts payable to related parties include accrued management fees of $783,000 and accrued interest payable of $37,000, net of other operating receivables of $183,000.

10.  Operating Segments

The Company has two operating segments: operation of AM and FM radio stations and publication of daily and weekly newspapers and shoppers.

Information for the years ended February 29, 2000, and February 28, 1999, and 1998, regarding the Company's major operating segments is presented in the following table:

                                                   Radio             News             Total
                                               -----------------------------------------------
Revenues:
   2000                                        $ 15,855,070      $ 26,964,169     $ 42,819,239
   1999                                          14,922,266        25,511,181       40,433,447
   1998                                          15,038,174        14,528,473       29,566,647
Operating income:
   2000                                           2,101,627         2,802,286        4,903,913
   1999                                           1,824,832         3,717,368        5,542,200
   1998                                           1,743,993         3,407,998        5,151,991
Total assets:
   2000                                          49,690,893        35,868,940       85,559,833
   1999                                          41,673,635        25,151,621       66,825,256
   1998                                          35,740,717        30,408,274       66,148,991
Depreciation and amortization expense:
   2000                                           1,526,708         1,524,867        3,051,575
   1999                                           1,543,812         1,321,857        2,865,669
   1998                                           1,271,684           591,226        1,862,910
Capital expenditures:
   2000                                             459,726           964,951        1,424,677
   1999                                             887,824           614,584        1,502,408
   1998                                             590,527           368,882          959,409

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

The following table sets forth certain information with regard to Media's principal executive officers and directors as of February 29, 2000.

Name                          Age     Position
--------------------------------------------------------------------------------
Alan R. Brill                 57      Director, President and CEO
Robert M. Leich               57      Director
Philip C. Fisher              61      Director
Clifton E. Forrest            51      Director, Vice President (Newspapers) and
                                      Assistant Secretary
Charles W. Laughlin           71      Director
Alan L. Beck                  48      Vice President (Radio)
Donald C. TenBarge            42      Vice President, CFO, Secretary and
                                      Treasurer

     Information concerning the experience and affiliations of the directors and executive officers of Media is as set forth below.

     ALAN R. BRILL, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Brill founded the Company's predecessor beginning in 1981 and has worked in the media industry for 27 years. Prior to starting the Company, after Peace Corps service in Ecuador, Mr. Brill joined Arthur Young & Co. in New York City where he practiced as a CPA with a diversified clientele. In 1972, he joined a new, publicly-traded real estate investment trust in Atlanta as a senior financial and administrative executive. The trust was involved in short and long-term real estate loans, primarily to proprietary hospitals. In 1973, he was recruited by Worrell Newspapers, Inc., a large, privately-owned newspaper group headquartered in Charlottesville, Virginia, as its chief financial officer and named to the company's Board of Directors. As a senior executive in the company, Mr. Brill was involved in or responsible for all the company's numerous acquisitions and financings, had a role in most significant operating matters and built a small television group for the company. Soon after the founder transferred his ownership interest to his son and withdrew from the business, Mr. Brill left Worrell to form the Company's predecessor in 1981. Mr. Brill earned a B.A. in economics and mathematics from DePauw University and an M.B.A. from Harvard Business School. Mr. Brill is a Certified Public Accountant.

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

     CLIFTON E. FORREST, DIRECTOR AND VICE PRESIDENT (NEWSPAPERS). Mr. Forrest joined the Company's predecessors in 1981 as publisher of CMN. In 1987, he moved to Evansville to become a senior officer of BMCLP. His responsibilities consist of managing the publishing, printing and distribution areas and overseeing employee benefit plans, risk management programs, personnel issues, and certain other matters. Mr. Forrest has 34 years of industry experience including 10 years at Worrell Newspapers, Inc. where he served in various roles publishing daily and weekly newspapers in five different states. Mr. Forrest earned a B.A. degree with an emphasis in journalism, marketing, advertising and industrial sociology from Wichita State University.

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

     ALAN L. BECK, VICE PRESIDENT (RADIO). Mr. Beck joined the Company's predecessor in 1985 as President/General Manager of the Pennsylvania Stations. After two years, he moved to the BMCLP where he became Vice President-Radio Group Operations. Currently, his major responsibilities include supervising the Stations and promotional companies through the general managers, and acting as a resource for other operations. Mr. Beck has 23 years of experience in all facets of the radio and television industries. Mr. Beck earned a B.A. degree in marketing from Southern Illinois University.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company to Mr. Brill, as its President, Chief Executive Officer and Treasurer, in all capacities during the periods indicated. The Company did not pay any of its executive officers salary and bonus in excess of $100,000 in fiscal 2000.

                           SUMMARY COMPENSATION TABLE

                                                                            Annual Compensation
                                                                     Other Annual          All Other
  Name and Principal Position      Year      Salary      Bonus       Compensation         Compensation
  ------------------------------ --------- ------------ --------- ------------------- ---------------------
  Alan R. Brill, President,        2000        $0          $0             $0                   $0
  CEO, Treasurer and Director
                                   1999        $0          $0             $0                   $0

Mr. Brill received no compensation from the Company, and the other executive officers of the Company received no significant compensation from the Company. All such persons also serve as officers of, and receive compensation from, BMCLP. BMCLP provides management services to the Company and also to affiliated and unaffiliated entities other than the Company pursuant to administrative management agreements. During fiscal 2000, fiscal 1999 and fiscal 1998, BMCLP earned approximately $2.7 million, $2.6 million and $2.1 million, respectively, for such services to the Company. See "Certain Relationships and Related Transactions."

Options/SAR Grants in Fiscal 2000

         The following table sets forth certain information with respect to option grants made to Mr. Brill for the fiscal year ended February 29, 2000.

                                                                                                   POTENTIAL
                                                                                                   REALIZABLE
                                             PERCENT OF                                         VALUE AT ASSUMED
                          NUMBER OF            TOTAL                                             ANNUAL RATES OF
                         SECURITIES          OPTIONS/SARS                                          STOCK PRICE
                         UNDERLYING          GRANTED TO         EXERCISE                         APPRECIATION FOR
                        OPTIONS/SARS        EMPLOYEES IN         PRICE         EXPIRATION          OPTION TERM
NAME                       GRANTED           FISCAL YEAR         ($/SH)           DATE             5%       10%
------------------------------------------------------------------------------------------------------------------------

Alan R. Brill                0                   N/A               N/A             N/A             $0       $0


                              AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 2000 AND 1999
                                            FISCAL YEAR-END OPTION/SAR VALUES

                                                                   NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                               SHARES                             UNDERLYING  UNEXERCISED          IN-THE-MONEY OPTIONS/
                             ACQUIRED ON                          OPTIONS/SARS AT  FISCAL          SARS AT FISCAL YEAR-
                              EXERCISE           VALUE           YEAR-END,  EXERCISABLE/            END, EXERCISABLE/
NAME                           (#)(1)           REALIZED($)           UNEXERCISABLE(#)                UNEXERCISABLE
-------------------------------------------------------------------------------------------------------------------------
Alan R. Brill                     0                 $0                       0                               $0

     The Company made no grants to Mr. Brill of options or stock appreciation rights, and Mr. Brill did not exercise any stock or appreciation rights, in the fiscal year ended February 29, 2000. Mr. Brill held no options or SARs of the Company as of February 29, 2000.

Incentive Plan Agreements and Compensation of Directors

     The Company has entered into performance incentive plan agreements (Plans) with Clifton E. Forrest with respect to the Newspapers business and Alan L. Beck with respect to the Stations' business (the Executives) in their capacities as executives of the Company. The Plans accumulate increments annually based on certain defined performance criteria. As of February 29, 2000, vested interests of the Executives in the Plans totaled approximately $1.3 million for Mr. Forrest and $1.5 million for Mr. Beck. Payments under the Plans will commence only upon fulfillment of certain contingencies, including the Executive's death, disability, retirement, or employment termination and can be paid, at the Company's option, in amounts not to exceed quarterly payments of 2.5% of the Executive's vested amount. The Company also participates in a defined contribution profit sharing plan to which all Company employees may make voluntary contributions.

     In the year ended February 29, 2000, Thompson & McMullan, P.C. (to which Mr. Laughlin is of counsel) received approximately $270,000 in fees from the Company.

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

     Pursuant to such Administrative Management Agreements, BMCLP earns an annual fee, paid monthly as permitted, equal to ten percent of each Station's net cash revenues and five percent of each of the Newspapers' net cash revenues. Non-operating Subsidiaries and affiliates pay a nominal flat fee for any such service received. For fiscal 2000, 1999 and 1998 the aggregate amount of such Administrative Management Agreement fees charged to Subsidiaries was approximately $2.7 million, $2.6 million, $2.1 million, respectively.

     Pursuant to reimbursement agreements, from time to time third-party services or products (such as insurance coverage) may be provided to one or more of the Company, its Subsidiaries, or their affiliates, in which case such costs are reimbursed on a ratable basis to the provider, which may be BMCLP, the Company, or another Subsidiary or affiliate.

     From time to time one or more of the Subsidiaries may provide management services to a Managed Affiliate on an agreed fee basis for services rendered. Such fees generally consist of a nominal fixed fee plus a variable additional fee based upon the Managed Affiliate's performance. One of the Company's Subsidiaries, Tri-State Broadcasting, Inc. (Tri-State) has entered into such agreements (Tri-State Agreements) with two Managed Affiliates, TSB III, LLC, the owner and operator of Stations WSTO-FM and WVJS-AM licensed to Owensboro, Kentucky and TSB IV, LLC, the owner and operator of Station WKDQ-FM, licensed to Henderson, Kentucky, each an entity wholly owned indirectly by Mr. Brill. Pursuant to the Tri-State Agreements, Tri-State will receive from each of the Managed Affiliates a monthly fee of $10,000 and an additional annual fee based upon such Managed Affiliate's financial performance. The Company charged the Managed Affiliates $240,000 for the year ended February 29, 2000, for such services.

     The Company's Newspaper operation presently leases space from an affiliate (in which BMCLP's and the Company's executives, Messrs. Brill, Forrest, and Beck each has an interest as a limited partner). During fiscal 2000, the Company advanced the affiliate $1,054,000 towards the renovation of the facility. These notes bear interest at the prime rate plus 1% payable annually on December 31 of each year until maturity on November 30, 2004 or February 25, 2005. After the renovations are complete, the affiliate and the Company will effect a long-term lease for occupancy of the improved property for use as its main office and production facility, all at a cost no greater than that required for comparable space elsewhere in that market, if available. Renovations are expected to be completed during the second quarter of fiscal 2001.

     The Company entered into $1.2 million capital leases on market rental terms with an affiliate, owned indirectly by Mr. Brill, for use of a studio facility and equipment in it's Minnesota market. During fiscal 2000, the Company advanced the affiliate $903,000 towards the renovation of the facility. The note bears interest at the prime rate plus 1% payable annually on December 31 of each year until maturity on November 30, 2004.

     In March 2000, an affiliate, indirectly owned by Mr. Brill, entered into capital leases for leasehold improvements and equipment totaling $1.5 million with the Company for a newly renovated facility in the Indiana/Kentucky market.

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

     The Company has loaned $20.0 million to Managed Affiliates and received in return therefor Managed Affiliate Notes which are unsecured, mature on January 1, 2001 and bear interest at a rate of 12% per annum. The Company is evaluating various options relating to the maturity of the notes receivable from managed affiliates, including the possibility of an extension. Accordingly, the Company has presented these notes as long-term on the accompanying consolidated statement of financial position. The proceeds of such loans have been used by the Managed Affiliates to purchase property, equipment, and intangibles and to provide working capital. Total interest income earned by the Company on these loans totaled $2.3 million for the year ended February 29, 2000. It is anticipated that similar relationships may be initiated with other affiliates in the future. No transaction may cause the aggregate principal amount of Managed Affiliate Notes then outstanding to exceed $20.0 million unless: (i) the Board of Directors, including a majority of the disinterested members of the Board, determines that the terms of the transaction are no less favorable than those that could be obtained at the time of such transaction in arms-length dealings with a person who is not an "Affiliate"; (ii) the Company obtains a written opinion of an independent investment bank of nationally recognized standing that the transaction is fair to the Company from a financial point of view; and (iii) the Company at the time of the transaction is able to make a "Restricted Payment" (as such terms are defined in the Indenture) in an amount equal to such excess amount.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)(1) CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are attached hereto (located under Item 8 Financial Statements and Supplementary Data):

     Report of Independent Auditors

     Consolidated Statements of Financial Position at February 29, 2000 and February 28, 1999

     Consolidated Statements of Operations and Members' Deficiency for the Years Ended February 29, 2000 and February 28, 1999 and 1998

     Consolidated Statements of Cash Flows for the Years Ended February 29, 2000 and February 28, 1999 and 1998

     Notes to Consolidated Financial Statements

     (A)(2) FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is set forth herein: Schedule II- Valuation and Qualifying Accounts and Reserves.

     All other statements and schedules have been omitted because they are not required under related instructions, are inapplicable or are immaterial, or the information is shown in the consolidated financial statements of the Company or the notes thereto.

                            Brill Media Company, LLC
          Schedule II - Valuation and Qualifying Accounts and Reserves

                                                                               Deductions -
                                                 Balance at     Charged to       Amounts
                                                 Balance at     Charged to     Written Off
                 Description                    Beginning of     Costs and        Net of        Balance at
                                                   Period        Expenses       Recoveries    End of Period
------------------------------------------------------------------------------------------------------------
Year ended February 29, 2000:
     Allowance for doubtful accounts              $  211,697    $  430,253     $ (370,216)      $  271,734
Year ended February 28, 1999:
     Allowance for doubtful accounts              $  174,685    $  413,954     $ (376,942)      $  211,697
Year ended February 28, 1998:
     Allowance for doubtful accounts              $  112,192    $  402,803     $ (340,310)      $  174,685

         (A)(3) EXHIBITS

         The following exhibits are furnished with this report:

--------------------------------------------------------------------------------
Exhibit Number            Description of Exhibits
--------------------------------------------------------------------------------
10.1                Loan and Security Agreement by and among BMC Holdings, LLC, as Borrower, and Brill Media Company, LLC, Brill Media
                    Management, Inc., and BMC Holdings, Inc. as Loan Agreement
                    Guarantors, and Foothill Capital Corporation, as Lender
                    dated as of October 25, 1999*
--------------------------------------------------------------------------------
10.2                Guarantee Inducement and Offset Agreement between BMC
                    Holdings, LLC, as Borrower, and Foothill Capital
                    Corporation, as Lender dated as of October 25, 1999*
--------------------------------------------------------------------------------
10.3                Guarantee of OPCO Subsidiaries (as defined in the Loan and
                    Security Agreement) between BMC Holdings, LLC, as Borrower, and Foothill Capital Corporation, as Lender dated as of
                    October 25, 1999*
--------------------------------------------------------------------------------
10.4                Guarantee of Manager Subsidiaries (as defined in the Loan
                    and Security Agreement) between BMC Holdings, LLC, as
                    Borrower, and Foothill Capital Corporation, as Lender dated as of October 25, 1999*
--------------------------------------------------------------------------------
10.5                General Security and Pledge Agreement of OPCO Subsidiaries
                    (as defined in the Loan and Security Agreement) between BMC
                    Holdings, LLC, as Borrower, and Foothill Capital
                    Corporation, as Lender dated as of October 25, 1999*
--------------------------------------------------------------------------------
10.6                General Security and Pledge Agreement of Manager
                    Subsidiaries (as defined in the Loan and Security Agreement)
                    between BMC Holdings, LLC, as Borrower, and Foothill Capital
                    Corporation, as Lender dated as of October 25, 1999*
--------------------------------------------------------------------------------
10.7                Pledge Agreement of Borrower and Loan Agreement Guarantors
                    (as defined in the Loan and Security Agreement) between BMC
                    Holdings, LLC, as Borrower, and Foothill Capital
                    Corporation, as Lender dated as of October 25, 1999*
--------------------------------------------------------------------------------
27                  Financial Data Schedule
--------------------------------------------------------------------------------
99                  Press Release
--------------------------------------------------------------------------------

* To be filed by Amendment.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BRILL MEDIA COMPANY, LLC

                                 By: BRILL MEDIA MANAGEMENT, INC.,
                                     Manager


May 25, 2000                     By /s/ Alan R. Brill
                                    ------------------------------------------
                                    Alan R. Brill
                                    DIRECTOR, PRESIDENT AND CHIEF
                                    EXECUTIVE OFFICER

May 25, 2000                     By /s/ Donald C. TenBarge
                                    ------------------------------------------
                                    Donald C. TenBarge
                                    VICE PRESIDENT, CHIEF FINANCIAL
                                    OFFICER, SECRETARY AND TREASURER
                                    (PRINCIPAL FINANCIAL
                                    AND ACCOUNTING OFFICER)

May 25, 2000                     By /s/ Robert M. Leich
                                    ------------------------------------------
                                    Robert M. Leich
                                    DIRECTOR

May 25, 2000                     By /s/ Philip C. Fisher
                                    ------------------------------------------
                                    Philip C. Fisher
                                    DIRECTOR

May 25, 2000                     By /s/ Clifton E. Forrest
                                    ------------------------------------------
                                    Clifton E. Forrest
                                    DIRECTOR AND VICE PRESIDENT


May 25, 2000                     By /s/ Charles W. Laughlin
                                    ------------------------------------------
                                    Charles W. Laughlin
                                    DIRECTOR

                                  EXHIBIT INDEX


--------------------------------------------------------------------------------
Exhibit Number      Description of Exhibits
--------------------------------------------------------------------------------
10.1                Loan and Security Agreement by and among BMC Holdings, LLC, as Borrower, and Brill Media Company, LLC, Brill Media
                    Management, Inc., and BMC Holdings, Inc. as Loan Agreement
                    Guarantors, and Foothill Capital Corporation, as Lender
                    dated as of October 25, 1999*
--------------------------------------------------------------------------------
10.2                Guarantee Inducement and Offset Agreement between BMC
                    Holdings, LLC, as Borrower, and Foothill Capital
                    Corporation, as Lender dated as of October 25, 1999*
--------------------------------------------------------------------------------
10.3                Guarantee of OPCO Subsidiaries (as defined in the Loan and
                    Security Agreement) between BMC Holdings, LLC, as Borrower, and Foothill Capital Corporation, as Lender dated as of
                    October 25, 1999*
--------------------------------------------------------------------------------
10.4                Guarantee of Manager Subsidiaries (as defined in the Loan
                    and Security Agreement) between BMC Holdings, LLC, as
                    Borrower, and Foothill Capital Corporation, as Lender dated as of October 25, 1999*
--------------------------------------------------------------------------------
10.5                General Security and Pledge Agreement of OPCO Subsidiaries
                    (as defined in the Loan and Security Agreement) between BMC
                    Holdings, LLC, as Borrower, and Foothill Capital
                    Corporation, as Lender dated as of October 25, 1999*
--------------------------------------------------------------------------------
10.6                General Security and Pledge Agreement of Manager
                    Subsidiaries (as defined in the Loan and Security Agreement)
                    between BMC Holdings, LLC, as Borrower, and Foothill Capital
                    Corporation, as Lender dated as of October 25, 1999*
--------------------------------------------------------------------------------
10.7                Pledge Agreement of Borrower and Loan Agreement Guarantors
                    (as defined in the Loan and Security Agreement) between BMC
                    Holdings, LLC, as Borrower, and Foothill Capital
                    Corporation, as Lender dated as of October 25, 1999*
--------------------------------------------------------------------------------
27                  Financial Data Schedule
--------------------------------------------------------------------------------
99                  Press Release
--------------------------------------------------------------------------------
* To be filed by Amendment.