Form 10-K/A
period 2000-02-29
BRILL MEDIA CO LLC
filed 2000-06-14
CIK 1052567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

__X__ YES    _____ NO


          STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
                        NON-AFFILIATES OF THE REGISTRANT

                                      None

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

PORTIONS AMENDED

The Registrant herewith files exhibits nos. 10.1 through 10.7 and hereby amends the list of exhibits included in Item 14(a)(3), and in the exhibit index, of the Registrant's Report on Form 10-K for the fiscal year ended February 29, 2000, to reflect such exhibits. Except as set forth in Item 14(a)(3) and the exhibit index and except for the exhibits filed herewith, no other changes are made to the Registrant's Report on Form 10-K for the fiscal year ended February 29, 2000.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(3)

The following exhibits are furnished with this report:

--------------------------------------------------------------------------------
Exhibit
Number    Description of Exhibits
--------------------------------------------------------------------------------
10.1 Loan and Security Agreement by and among BMC Holdings, LLC, as Borrower, and Brill Media Company, LLC, Brill Media Management, Inc., and BMC Holdings, Inc. as Loan Agreement Guarantors, and Foothill Capital Corporation, as Lender dated as of October 25, 1999
--------------------------------------------------------------------------------
10.2 Guarantee Inducement and Offset Agreement between BMC Holdings, LLC, as Borrower, and Foothill Capital Corporation, as Lender dated as of October 25, 1999
--------------------------------------------------------------------------------
10.3 Guarantee of OPCO Subsidiaries (as defined in the Loan and Security Agreement) between BMC Holdings, LLC, as Borrower, and Foothill Capital Corporation, as Lender dated as of October 25, 1999
--------------------------------------------------------------------------------
10.4 Guarantee of Manager Subsidiaries (as defined in the Loan and Security Agreement) between BMC Holdings, LLC, as Borrower, and Foothill Capital Corporation, as Lender dated as of October 25, 1999
--------------------------------------------------------------------------------
10.5 General Security and Pledge Agreement of OPCO Subsidiaries (as defined in the Loan and Security Agreement) between BMC Holdings, LLC, as Borrower, and Foothill Capital Corporation, as Lender dated as of October 25, 1999
--------------------------------------------------------------------------------
10.6 General Security and Pledge Agreement of Manager Subsidiaries (as defined in the Loan and Security Agreement) between BMC Holdings, LLC, as Borrower, and Foothill Capital Corporation, as Lender dated as of October 25, 1999
--------------------------------------------------------------------------------
10.7 Pledge Agreement of Borrower and Loan Agreement Guarantors (as defined in the Loan and Security Agreement) between BMC Holdings, LLC, as Borrower, and Foothill Capital Corporation, as Lender dated as of October 25, 1999
--------------------------------------------------------------------------------
  27      Financial Data Schedule*
--------------------------------------------------------------------------------
  99      Press Release*
--------------------------------------------------------------------------------

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BRILL MEDIA COMPANY, LLC

                                        By: BRILL MEDIA MANAGEMENT, INC.,
                                        Manager


June 12, 2000                           By /s/ Alan R. Brill
                                        ----------------------------------
                                        Alan R. Brill
                                        DIRECTOR, PRESIDENT AND CHIEF
                                        EXECUTIVE OFFICER


June 12, 2000                           By /s/ Donald C. TenBarge
                                        ----------------------------------
                                        Donald C. TenBarge
                                        VICE PRESIDENT, CHIEF FINANCIAL
                                        OFFICER, SECRETARY AND TREASURER
                                        (PRINCIPAL FINANCIAL
                                        AND ACCOUNTING OFFICER)


June 12, 2000                           By  /s/ Robert M. Leich
                                        ----------------------------------
                                        Robert M. Leich
                                        DIRECTOR


June 12, 2000                           By  /s/ Philip C. Fisher
                                        ----------------------------------
                                        Philip C. Fisher
                                        DIRECTOR


June 12, 2000                           By /s/ Clifton E. Forrest
                                        ----------------------------------
                                        Clifton E. Forrest
                                        DIRECTOR AND VICE PRESIDENT


June 12, 2000                           By /s/ Charles W. Laughlin
                                        ----------------------------------
                                        Charles W. Laughlin
                                        DIRECTOR

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
Exhibit
Number    Description of Exhibits
--------------------------------------------------------------------------------
10.1 Loan and Security Agreement by and among BMC Holdings, LLC, as Borrower, and Brill Media Company, LLC, Brill Media Management, Inc., and BMC Holdings, Inc. as Loan Agreement Guarantors, and Foothill Capital Corporation, as Lender dated as of October 25, 1999
--------------------------------------------------------------------------------
10.2 Guarantee Inducement and Offset Agreement between BMC Holdings, LLC, as Borrower, and Foothill Capital Corporation, as Lender dated as of October 25, 1999
--------------------------------------------------------------------------------
10.3 Guarantee of OPCO Subsidiaries (as defined in the Loan and Security Agreement) between BMC Holdings, LLC, as Borrower, and Foothill Capital Corporation, as Lender dated as of October 25, 1999
--------------------------------------------------------------------------------
10.4 Guarantee of Manager Subsidiaries (as defined in the Loan and Security Agreement) between BMC Holdings, LLC, as Borrower, and Foothill Capital Corporation, as Lender dated as of October 25, 1999
--------------------------------------------------------------------------------
10.5 General Security and Pledge Agreement of OPCO Subsidiaries (as defined in the Loan and Security Agreement) between BMC Holdings, LLC, as Borrower, and Foothill Capital Corporation, as Lender dated as of October 25, 1999
--------------------------------------------------------------------------------
10.6 General Security and Pledge Agreement of Manager Subsidiaries (as defined in the Loan and Security Agreement) between BMC Holdings, LLC, as Borrower, and Foothill Capital Corporation, as Lender dated as of October 25, 1999
--------------------------------------------------------------------------------
10.7 Pledge Agreement of Borrower and Loan Agreement Guarantors (as defined in the Loan and Security Agreement) between BMC Holdings, LLC, as Borrower, and Foothill Capital Corporation, as Lender dated as of October 25, 1999
--------------------------------------------------------------------------------
  27      Financial Data Schedule*
--------------------------------------------------------------------------------
  99      Press Release*
--------------------------------------------------------------------------------

*Previously filed.