Form 10-Q
period 2000-05-31
BRILL MEDIA CO LLC
filed 2000-07-17
CIK 1052567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X             QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
---            SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000

                                       OR

               TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
---            SECURITIES EXCHANGE ACT OF 1934


               For the transition period from           to          .
                                              ---------    ---------

               Commission File Number:  333-44177


                            BRILL MEDIA COMPANY, LLC
             (Exact name of registrant as specified in its charter)

                Virginia                                 52-2071822
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

[X] YES    [ ]  NO

                                TABLE OF CONTENTS


PART NO.  ITEM NO.                                                Page No.
--------  --------                                                --------


  I         1       FINANCIAL STATEMENTS
                    Consolidated Statements of Financial Position
                    May 31, 2000 and February 29, 2000               3

                    Consolidated Statements of Operations and
                    Members' Deficiency for the Three Months
                    Ended May 31, 2000 and 1999                      4

                    Consolidated Statements of Cash Flows for the
                    Three Months Ended May 31, 2000 and 1999         5

                    Notes to Consolidated Financial Statements       6

            2       MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS                            8

            3       QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK                   13

 II         6       EXHIBITS AND REPORTS ON FORM 8-K                14

PART I

ITEM 1. FINANCIAL STATEMENTS

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                  Consolidated Statements of Financial Position

                                                           May 31                    February 29
                                                            2000                         2000
                                                        -----------------------------------------
                                                         (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                            $  16,633,710               $  17,068,088
   Accounts receivable, net                                 6,787,716                   5,225,803
   Inventories                                                512,400                     563,493
   Other current assets                                       671,873                     511,054
                                                        -----------------------------------------
Total current assets                                       24,605,699                  23,368,438

Notes receivable from managed affiliates                   20,000,000                  20,000,000

Property and equipment                                     25,013,734                  22,906,426
Less:  Accumulated depreciation                             9,837,799                   9,427,644
                                                        -----------------------------------------
Net property and equipment                                 15,175,935                  13,478,782

Goodwill and FCC licenses, net                             15,378,391                  13,904,570
Covenants not to compete, net                               2,880,498                   3,127,752
Other assets, net                                           5,600,665                   6,133,957
Amounts due from related parties                            5,671,660                   5,546,334
                                                        -----------------------------------------
                                                        $  89,312,848               $  85,559,833
                                                        =========================================

Liabilities and members' deficiency
Current liabilities:
   Amounts payable to related parties                   $   1,871,547               $   1,658,489
   Accounts payable                                         1,734,382                   1,111,237
   Accrued payroll and related expenses                       976,120                     936,876
   Accrued interest                                         5,925,904                   2,759,999
   Other accrued expenses                                     353,481                     262,271
   Current maturities of long-term obligations              1,299,748                   1,271,812
                                                        -----------------------------------------
Total current liabilities                                  12,161,182                   8,000,684

Long-term notes and other obligations                     132,668,454                 131,332,287
Members' deficiency                                       (55,516,788)                (53,773,138)
                                                        -----------------------------------------
                                                        $  89,312,848               $  85,559,833
                                                        =========================================


See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

          Consolidated Statements of Operations and Members' Deficiency
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                       May 31
                                                                             2000                    1999
                                                                         ------------------------------------
Revenues                                                                 $ 11,352,027            $ 11,190,111

Operating expenses:
   Operating departments                                                    8,208,626               7,968,621
   Management fees                                                            719,218                 703,693
   Consulting                                                                      --                   4,998
   Depreciation                                                               442,438                 368,035
   Amortization                                                               347,412                 371,809
                                                                         ------------------------------------
                                                                            9,717,694               9,417,156
                                                                         ------------------------------------
Operating income                                                            1,634,333               1,772,955

Other income (expense):
   Interest - managed affiliates                                              610,264                 560,278
   Interest - related parties, net                                             57,469                  47,833
   Interest - other, net                                                   (3,713,637)             (3,516,346)
   Amortization of deferred financing costs                                  (218,206)               (152,863)
   Loss on sale of assets, net                                                (17,296)               (125,734)
   Other, net                                                                 (40,574)                (43,305)
                                                                         ------------------------------------
                                                                           (3,321,980)             (3,230,137)
                                                                         ------------------------------------
Loss before income taxes and cumulative effect of change in
   accounting principle                                                    (1,687,647)             (1,457,182)
Income tax provision                                                           58,003                  46,178
                                                                         ------------------------------------
Loss before cumulative effect of change in accounting principle            (1,745,650)             (1,503,360)
Cumulative effect of change in accounting principle                                --                (150,979)
                                                                         ------------------------------------
Net loss                                                                   (1,745,650)             (1,654,339)
Members' deficiency, beginning of period                                  (53,773,138)            (54,096,602)
Capital contributions                                                           2,000                      --
                                                                         ------------------------------------
Members' deficiency, end of period                                       $(55,516,788)           $(55,750,941)
                                                                         ====================================


See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended May 31
                                                                                       2000                1999
                                                                                   --------------------------------
Operating activities
Net loss                                                                           $ (1,745,650)       $ (1,654,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization                                                        789,850             739,844
   Amortization of deferred financing costs and original issue discount                 287,645           1,384,312
   Management fees accrual                                                              247,194             185,478
   Related parties interest accrual                                                     (76,228)            (80,080)
   Loss on sale of assets, net                                                           17,296             125,734
   Cumulative effect of change in accounting principle                                       --             150,979
   Changes in operating assets and liabilities, net of effect of acquisition:
       Accounts receivable                                                           (1,561,913)           (988,638)
       Other current assets                                                            (109,726)             35,900
       Accounts payable                                                                 623,145             (70,313)
       Other accrued expenses                                                         3,296,359           2,481,880
                                                                                   --------------------------------
Net cash provided by operating activities                                             1,767,972           2,310,757

Investing activities
Purchase of property and equipment                                                     (644,690)           (313,207)
Purchase of newspaper, net of cash acquired                                                  --             (61,235)
Proceeds from sale of assets                                                             27,261              64,272
Loans to managed affiliates                                                                  --            (315,000)
Increase in other assets                                                             (1,229,238)             (8,330)
                                                                                   --------------------------------
Net cash used in investing activities                                                (1,846,667)           (633,500)

Financing Activities
Increase (decrease) in amounts due to related parties                                   (82,864)            431,064
Payment of deferred financing costs                                                     (30,503)                 --
Principal payments on long-term obligations                                            (323,497)           (270,050)
Proceeds from long-term borrowings                                                       79,177                  --
Capital contributions                                                                     2,000                  --
                                                                                   --------------------------------
Net cash provided by (used in) financing activities                                    (355,683)            161,014
                                                                                   --------------------------------
Net increase (decrease) in cash and cash equivalents                                   (434,378)          1,838,271
Cash and cash equivalents at beginning of period                                     17,068,088           2,740,244
                                                                                   --------------------------------
Cash and cash equivalents at end of period                                         $ 16,633,710        $  4,578,515
                                                                                   ================================


See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Brill Media Company, LLC (BMC) and its subsidiaries, all of which are wholly owned (collectively the Company). BMC's members are directly owned by Alan R. Brill (Mr. Brill). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included along with the elimination of all intercompany balances and transactions. Operating results for the three month period ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 29, 2000.

2. Dispositions and Acquisitions

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

     In January 2000, the Company acquired radio station KUSZ-FM located in the Duluth, Minnesota (the 2000 Radio acquisition) market for $1,000,000 in cash and a five-year covenant not to compete valued at $156,000. The Company had been operating the radio station pursuant to a TBA since August 1999.

     In February 2000, the Company sold the operating assets of its Missouri radio stations (collectively, the Missouri Properties), which had been operated pursuant to TBAs by the prospective buyer since November 1997. The sales price was $7,419,000 and resulted in a pretax gain of $6,175,000, net of related expenses.

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

     Media has minimal assets and liabilities ($100 cash and $100 capital at May 31, 2000 and February 29, 2000) and no income or expenses since its formation in October 1997.

     In October 1999, as permitted under the Indenture governing the Senior Notes (the Indenture), the Company borrowed $15 million under a secured credit facility with a senior lender (the Senior Secured Facility) which matures October 2004. The facility bears interest, payable monthly, at the prime rate plus 1% (effectively 10.50% at May 31, 2000) with a minimum interest rate of 8% per annum. The facility restricts the Company from essentially the same defined limitations as contained in the Indenture and includes certain financial covenants with respect to earnings and asset coverage. The facility is secured by substantially all assets of the restricted subsidiaries, as defined in the Indenture.

4. Affiliate Transactions

     During the first quarter of fiscal year 2001, the Company entered into capital leases for leasehold improvements and equipment totaling $1,476,000 with a related company.

5. Cumulative Effect of Change in Accounting Principle

     The Company adopted AcSEC Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP) in the first quarter of fiscal 2000 and wrote-off, as required, $151,000 of previously capitalized start-up costs as a cumulative effect of change in accounting principle.

6. Operating Segments

     The Company has two operating segments: operation of AM and FM radio stations and publication of daily and weekly newspapers and shoppers. Information for the three month periods ended May 31 regarding the Company's major operating segments is presented in the following table:

                                          Radio          News           Total
                                      ------------------------------------------

Revenues:
   2000                               $  4,055,160   $  7,296,867   $ 11,352,027
   1999                               $  4,077,761   $  7,112,350   $ 11,190,111
Operating income:
   2000                                    691,084        943,249      1,634,333
   1999                                    778,656        994,229      1,772,955
Total assets:
   2000                                 54,872,672     34,440,176     89,312,848
   1999                                 43,337,795     26,258,126     69,595,921
Depreciation and amortization
  expense:
   2000                                    389,095        400,755        789,850
   1999                                    386,424        353,420        739,844
Capital expenditures:
   2000                                    196,703        447,987        644,690
   1999                                    126,696        186,511        313,207


ITEM 2. MANAGEMENT'S DISSCUSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information and Basis of Presentation

     The Company is a diversified media enterprise that acquires, develops, manages and operates radio stations, newspapers and related businesses in middle markets. The Company presently owns, operates or manages thirteen radio stations (the Stations) serving four markets located in Pennsylvania, Kentucky/Indiana, Colorado and Minnesota/Wisconsin. The Company's newspaper businesses (the Newspapers) operate integrated newspaper publishing, printing and print advertising distribution operations, providing total-market print advertising coverage throughout a thirty-six-county area in the central and northern portions of the lower peninsula of Michigan. This operation offers a three-edition daily newspaper, twenty-three weekly publications, four monthly real estate guides, web offset printing operations for Newspapers' publications and outside customers and private distribution systems. Mr. Brill founded the business and began its operations in 1981. The Company's overall operations, including its sales and marketing strategy, long-range planning and management support services are managed by Brill Media Company, L.P., a limited partnership indirectly owned by Mr. Brill.

Results of Operations

     The Company's unaudited consolidated financial statements tend not to be directly comparable from period to period due to both completed acquisitions and pending dispositions. These activities are identified in the notes to the audited and unaudited consolidated financial statements of the Company.

Three Months Ended May 31, 2000 Compared to Three Months Ended
May 31, 1999

     Revenues for the three months ended May 31, 2000 were $11.3 million, a $0.2 million or 1.4% increase from the prior comparative period. For the current quarter, Stations' revenues represented $4.0 million and Newspapers' revenues represented $7.3 million.

     Stations' revenues, excluding the Missouri Properties, increased $0.2 million or 4% from the prior comparative period. This increase is mainly due to the 2000 Radio acquisition.

     The Newspapers' revenues increased $0.2 million or 2.6% from the prior comparative period.

     Operating expenses for the three months ended May 31, 2000 were $9.7 million, a $0.3 million or 3.2% increase from the prior comparative period.

     The Stations' operating expenses, excluding the Missouri Properties, increased $0.2 million over the prior comparative period.

     The Newspapers' operating expenses increased $0.2 million over the prior comparative period.

     As a result of the above, operating income for the three months ended May 31, 2000 was $1.6 million, a decrease of $0.1 or 7.8% from the prior comparative period.

     Other income (expense) for the three months ended May 31, 2000 was $3.3 million of net expense, an increase of $0.1 million or 2.8% over the prior comparative period. This is primarily due to an increase in interest expense and the result of costs associated with financing arrangements entered into in fiscal 2000. These increases were offset by an increase in temporary cash investment income along with a decrease in loss on sale of assets compared to the prior period.

     Net loss for the three months ended May 31, 2000 was $1.7 million, an increase in loss of $0.1 million or 5.5% over the prior comparative period. This is primarily due to reduced operating income and the increase in other expense noted above.

Liquidity and Capital Resources

     Generally, the Company's operating expenses are paid before its advertising revenues are collected. As a result, working capital requirements have increased as the Company has grown and will likely increase in the future.

     Net cash provided by operating activities was $1.8 million for the three months ended May 31, 2000. The decrease of $0.5 million from the comparative fiscal 2000 period is primarily attributable to the decrease in the amortization of the original issue discount related to the Appreciation Notes that were paid off in the prior fiscal year offset by timing related to the collection of receivables and the payment of operating expenses.

     Net cash used in investing activities was $1.8 million for the three months ended May 31, 2000. The cash used in investing activities for the current reporting period is primarily attributable to the final payment to the FCC for the Wellington, Colorado license and purchase of property and equipment. The increase in cash used in investing activities from the prior comparative reporting period was primarily related to the payment to the FCC and the purchase of property and equipment offset by a decrease in loans to Managed Affiliates.

     Net cash used in financing activities was $0.4 million for the three months ended May 31, 2000. The cash used in financing activities for the current reporting period is attributable primarily to payments of long-term obligations. The increase of $0.5 million in cash used in financing activities from the prior comparative reporting period is related primarily to the decrease in amounts due to related parties and increase in payments of long-term obligations.

     Media Cashflow was $4 million and $3.8 million for the three month periods ended May 31, 2000 and 1999, respectively. Media Cashflow represents EBITDA plus incentive plan expense, management fees, time brokerage fees paid, acquisition related consulting expense, income from temporary cash investments and interest income from loans made by the Company to Managed Affiliates. EBITDA represents operating income plus depreciation and amortization expense. Media Cashflow and EBITDA as used above include the results of operations from unrestricted subsidiaries and therefore differ from the same terms as defined in the Indenture.

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

     The Company has loaned $20 million to Managed Affiliates and received in return the Managed Affiliate Notes which are unsecured, mature on January 1, 2001 and bear interest at a rate of 12% per annum. The Company is evaluating various options relating to the maturity of the notes receivable from Managed Affiliates, including the possibility of an extension. Accordingly, the Company has presented these notes as long-term on the accompanying consolidated statement of financial position. The Senior Notes indenture generally limits the Company to $20 million of outstanding loans to Managed Affiliates. For the three month period ended May 31, 2000, the Managed Affiliates reported combined revenues of $1.1 million, net loss of $0.8 million and Media Cashflow of $0.2 million.

     The Senior Notes require semi-annual cash interest payments on each June 15 and December 15 of $6.3 million until maturity.

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

     The Company's primary liquidity needs are to fund capital expenditures, provide working capital, meet debt service requirements and make acquisitions. The Company's principal sources of liquidity are expected to be cashflow from operations and cash on hand. The Company believes that liquidity from such sources should be sufficient to permit the Company to meet its debt service obligations, capital expenditures and working capital needs for the next 12 months, although additional capital resources may be required in connection with the further implementation of the Company's acquisition strategy.

     During the three month period ended May 31, 2000, the Company has expended $0.6 million to purchase property and equipment and projects approximately $1.8 million will be required during the remainder of fiscal 2001. The increase in projected capital expenditures for fiscal 2001 is primarily due to an increase in the anticipated construction of transmission facilities for our recently acquired license in Colorado, as well as the opportunity to purchase previously leased office buildings.

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

Forward-Looking Statements


     Certain items in this Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate" and similar expressions. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, risks and uncertainties relating to leverage, the need for additional funds, consummation of the pending acquisitions, integration of the recently completed acquisitions, the ability of the Company to achieve certain cost savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio and newsprint as a communication/advertising medium and changing consumer tastes. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk sensitive instruments do not subject the Company to material risk exposures, except for such risks related to interest rate fluctuations. As of May 31, 2000, the Company has debt outstanding of approximately $134.0 million. Senior Notes with a carrying value of $103.2 million have an estimated fair value of approximately $69.0 million. The fair market value of the Company's remaining debt of $30.8 million approximates its carrying value.

     Fixed interest rate debt totals approximately $117.4 million as of May 31, 2000 and includes: the Senior Notes which bear cash interest, payable semiannually, at a rate of 12% until maturity on December 15, 2007; and other debt, the majority of which have stated rates of 7% to 8%. The remainder of the debt totaling $16.6 million, or 12.4% of the total, is variable rate debt. The majority of such debt is the Senior Secured Facility, which currently bears interest at 10.50% (all of which are described in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended February 29, 2000).

At May 31, 2000 long-term debt matures as follows:

                                                              (in Millions)
============================================================================================================================
      Fiscal Year             2001          2002          2003          2004          2005         Thereafter        Total
----------------------------------------------------------------------------------------------------------------------------
Senior Notes, net of
  unamortized
  discount of $1.78           $ --          $ --          $ --          $ --          $ --          $ 103.22        $ 103.22
Senior Secured
============================================================================================================================

============================================================================================================================
  Facility                    --            --            --             --           15.00              --           15.00
Other                       1.30          1.12          1.24           3.17            1.01            7.94           15.78
                        ---------------------------------------------------------------------------------------------------
                        $   1.30      $   1.12      $   1.24      $    3.17      $    16.01      $   111.16      $   134.00
                        ===================================================================================================

     The primary difference from the long-term maturities at May 31, 1999 was the addition of the Senior Secured Facility in October 1999 and the redemption of the Appreciation Notes in June 1999.

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


                                          BRILL MEDIA COMPANY, LLC

                                          By: BRILL MEDIA MANAGEMENT, INC.,
                                          Manager


July 14, 2000                             By /s/ Alan R. Brill
                                          ----------------------------------
                                          Alan R. Brill
                                          DIRECTOR, PRESIDENT AND CHIEF
                                          EXECUTIVE OFFICER


July 14, 2000                             By /s/ Donald C. TenBarge
                                          ----------------------------------
                                          Donald C. TenBarge
                                          VICE PRESIDENT, CHIEF FINANCIAL
                                          OFFICER, SECRETARY AND TREASURER
                                          (PRINCIPAL FINANCIAL AND ACCOUNTING
                                          OFFICER)

                                  EXHIBIT INDEX
Exhibit Number                                           Description of Exhibits
--------------------------------------------------------------------------------
27                                                       Financial Data Schedule
99                                                                 Press Release

Exhibit 27 contains summary financial information extracted from financial statements in the Form 10-Q of Brill Media Company, LLC for the three months ended May 31, 2000 and is qualified in its entirety by reference to such financial statements.

Exhibit 99 contains the press release as issued on July 13, 2000.