Form 10-Q
period 2000-08-31
BRILL MEDIA CO LLC
filed 2000-10-13
CIK 1052567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

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

[X] YES   [ ] NO

                                TABLE OF CONTENTS


PART NO.  ITEM NO.                                                     Page No.
--------------------------------------------------------------------------------

  I         1       FINANCIAL STATEMENTS
                    Consolidated Statements of Financial Position as
                    of August 31, 2000 and February 29, 2000                3

                    Consolidated Statements of Operations and
                    Members' Deficiency for the Three and Six Months
                    Ended August 31, 2000 and 1999                          4

                    Consolidated Statements of Cash Flows for the
                    Six Months Ended August 31, 2000 and 1999               5

                    Notes to Consolidated Financial Statements              6

            2       MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS                                   8

            3       QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK                          13


  II        6       EXHIBITS AND REPORTS ON
                    FORM 8-K                                               14

PART I

ITEM 1.  FINANCIAL STATEMENTS

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                  Consolidated Statements of Financial Position

                                                                            August 31            February 29
                                                                               2000                  2000
                                                                          ----------------------------------
                                                                            (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                              $  10,654,037        $  17,068,088
   Accounts receivable, net                                                   6,330,483            5,225,803
   Interest receivable on notes from managed affiliates                         613,333                   --
   Inventories                                                                  438,570              563,493
   Other current assets                                                         750,571              511,054
                                                                          ----------------------------------
Total current assets                                                         18,786,994           23,368,438

Notes receivable from managed affiliates                                     20,000,000           20,000,000

Property and equipment                                                       29,056,410           22,906,426
Less:  Accumulated depreciation                                              10,290,909            9,427,644
                                                                          ----------------------------------
Net property and equipment                                                   18,765,501           13,478,782

Goodwill and FCC licenses, net                                               15,288,019           13,904,570
Covenants not to compete, net                                                 2,631,509            3,127,752
Other assets, net                                                             5,365,723            6,133,957
Amounts due from related parties                                              5,751,104            5,546,334
                                                                          ----------------------------------
                                                                          $  86,588,850        $  85,559,833
                                                                          ==================================

Liabilities and members' deficiency
Current liabilities:
   Amounts payable to related parties                                     $   1,116,525        $   1,658,489
   Accounts payable                                                           1,540,030            1,111,237
   Accrued payroll and related expenses                                       1,203,323              936,876
   Accrued interest                                                           2,780,275            2,759,999
   Other accrued expenses                                                       174,307              262,271
   Current maturities of long-term obligations                                1,355,657            1,271,812
                                                                          ----------------------------------
Total current liabilities                                                     8,170,117            8,000,684

Long-term notes and other obligations                                       136,079,179          131,332,287
Members' deficiency                                                         (57,660,446)         (53,773,138)
                                                                          ----------------------------------
                                                                          $  86,588,850        $  85,559,833
                                                                          ==================================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

          Consolidated Statements of Operations and Members' Deficiency
                                   (Unaudited)

                                                              Three Months Ended August 31             Six Months Ended August 31
                                                                2000                1999                2000                1999
                                                           ------------------------------------------------------------------------
Revenues                                                   $ 11,511,790        $ 10,838,580        $ 22,863,817        $ 22,028,691

Operating expenses:
   Operating departments                                      8,683,529           7,797,003          16,892,155          15,765,624
   Management fees                                              698,724             676,816           1,417,942           1,380,509
   Time brokerage agreement fees                                     --               3,000                  --               3,000
   Consulting                                                        --               4,998                  --               9,996
   Depreciation                                                 453,293             369,576             895,731             737,611
   Amortization                                                 354,996             348,257             702,408             720,066
                                                           ------------------------------------------------------------------------
                                                             10,190,542           9,199,650          19,908,236          18,616,806
                                                           ------------------------------------------------------------------------
Operating income                                              1,321,248           1,638,930           2,955,581           3,411,885

Other income (expense):
   Interest - managed affiliates                                616,403             569,441           1,226,667           1,129,719
   Interest - affiliates, net                                    43,279              50,886             100,748              98,719
   Interest - other, net                                     (3,821,767)         (3,478,357)         (7,535,404)         (6,994,703)
   Amortization of deferred financing costs                    (228,408)           (149,949)           (446,614)           (302,812)
   Loss on sale of assets, net                                       --                  --             (17,296)           (125,734)
   Other, net                                                   (39,539)            (43,978)            (80,113)            (87,283)
                                                           ------------------------------------------------------------------------
                                                             (3,430,032)         (3,051,957)         (6,752,012)         (6,282,094)
                                                           ------------------------------------------------------------------------
Loss before income taxes and cumulative
   effect of change in accounting                            (2,108,784)         (1,413,027)         (3,796,431)         (2,870,209)
   principle
Income tax provision                                             36,874              44,783              94,877              90,961
                                                           ------------------------------------------------------------------------
Loss before cumulative effect of change in
   accounting principle                                      (2,145,658)         (1,457,810)         (3,891,308)         (2,961,170)
Cumulative effect of change in accounting
   principle                                                         --                  --                  --             150,979
                                                           ------------------------------------------------------------------------
Net loss                                                     (2,145,658)         (1,457,810)         (3,891,308)         (3,112,149)
Members' deficiency, beginning of period                    (55,516,788)        (55,750,941)        (53,773,138)        (54,096,602)
Capital contributions                                             2,000           3,000,000               4,000           3,000,000
Dividends                                                            --                  --                  --                  --
                                                           ------------------------------------------------------------------------
Members' deficiency, end of period                         $(57,660,446)       $(54,208,751)       $(57,660,446)       $(54,208,751)
                                                           ========================================================================

        See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Six Months Ended August 31
                                                                                     2000                   1999
                                                                                -----------------------------------
Operating activities
Net loss                                                                        $ (3,891,308)          $ (3,112,149)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                                   1,598,139              1,457,677
   Amortization of deferred financing costs and original issue
     discount                                                                        588,560              2,661,502
   Management fees accrual                                                          (590,638)               461,136
   Related parties interest accrual                                                 (772,418)              (133,222)
   Loss on sale of assets, net                                                        17,296                125,734
   Cumulative effect of change in accounting principle                                    --                150,979
   Changes in operating assets and liabilities, net of effect of acquisition:
      Accounts receivable                                                         (1,104,680)              (731,916)
      Other current assets                                                          (114,594)              (163,402)
      Accounts payable                                                               428,810               (144,798)
      Other accrued expenses                                                         198,759                348,697
                                                                                -----------------------------------
Net cash provided by (used in) operating activities                               (3,642,074)               920,238

Investing activities
Purchase of property and equipment                                                  (965,648)              (583,356)
Purchase of newspaper, net of cash required                                               --                (61,235)
Proceeds from sale of assets                                                          27,261                115,587
Loans to managed affiliates                                                               --               (827,998)
Increase in other assets                                                          (1,231,487)               (26,427)
                                                                                -----------------------------------
Net cash used in investing activities                                             (2,169,874)            (1,383,429)

Financing Activities
Increase (decrease) in amounts due to related parties                                    915                179,909
Payment of deferred financing costs                                                  (36,503)              (605,439)
Principal payments on long-term obligations                                         (664,881)            (3,558,759)
Proceeds from long-term borrowings                                                    94,366                 16,249
Capital contributions                                                                  4,000              3,000,000
                                                                                -----------------------------------
Net cash used in financing activities                                               (602,103)              (968,040)
                                                                                -----------------------------------
Net decrease in cash and cash equivalents                                         (6,414,051)            (1,431,231)
Cash and cash equivalents at beginning of period                                  17,068,088              2,740,244
                                                                                -----------------------------------
Cash and cash equivalents at end of period                                      $ 10,654,037           $  1,309,013
                                                                                ===================================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Brill Media Company, LLC (BMC) and its subsidiaries, all of which are wholly owned (collectively the Company). BMC's members are directly owned by Alan R. Brill (Mr. Brill). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included along with the elimination of all intercompany balances and transactions. Operating results for both the three and six month periods ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 29, 2000.

2. Dispositions and Acquisitions

     In April 1999, the Company acquired a real estate magazine that has monthly distribution of approximately 20,000 households in the northwestern portion of the lower peninsula of Michigan (the 2000 News acquisition). Total consideration was $217,000, which consisted of $55,000 cash and a secured seller note valued at $162,000. The Company also entered into a six-year covenant not to compete valued at $54,000.

     In October 1999, the Company submitted the winning bid of $1,561,000 in accordance with the FCC rules for auctioning broadcast spectrum for a new FM radio broadcast signal in Wellington, Colorado. The Company paid the FCC an initial deposit of $312,000 in October 1999 with the balance due after final FCC authorization. In April 2000, the Company received FCC authorization and licensing of the station was completed and the remaining amount of $1,249,000 was paid. The Company expects to begin broadcasting in calendar 2001.

     In January 2000, the Company acquired radio station KUSZ-FM located in the Duluth, Minnesota (the 2000 Radio acquisition) market for $1,000,000 in cash and a five-year covenant not to compete valued at $156,000. The Company had been operating the radio station pursuant to a Time Brokerage Agreement (TBA) since August 1999.

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

     Media has minimal assets and liabilities ($100 cash and $100 capital at August 31, 2000 and February 29, 2000) and no income or expenses since its formation in October 1997.

     In October 1999, as permitted under the Indenture governing the Senior Notes (the Indenture), the Company borrowed $15 million under a secured credit facility with a senior lender (the Senior Secured Facility) which matures October 2004. The facility bears interest, payable monthly, at the prime rate plus 1% (effectively 10.5% at August 31, 2000) with a minimum interest rate of 8% per annum. The facility restricts the Company from essentially the same defined limitations as contained in the Indenture and includes certain financial covenants with respect to earnings and asset coverage. The facility is secured by substantially all assets of the restricted subsidiaries, as defined in the Indenture.

4. Affiliate Transactions

     During the first six months of fiscal 2001, the Company entered into capital leases for leasehold improvements and equipment totaling $5,100,000 with related companies.

5. Cumulative Effect of Change in Accounting Principle

     The Company adopted AcSEC Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP) in the first quarter of fiscal 2000 and wrote-off, as required, $151,000 of previously capitalized start-up costs as a cumulative effect of change in accounting principle.

6. Operating Segments

     The Company has two operating segments: operation of AM and FM radio stations and publication of daily and weekly newspapers and shoppers. Information for the six month periods ended August 31 regarding the Company's major operating segments is presented in the following table:

                                                    Three Months Ended August 31           Six Months Ended August 31
                                                       2000               1999               2000               1999
                                                   --------------------------------------------------------------------
Revenues:
     Radio                                         $ 4,236,734        $ 4,022,130        $ 8,291,894        $ 8,099,891
     News                                            7,275,056          6,816,450         14,571,923         13,928,800
                                                   --------------------------------------------------------------------
Total                                               11,511,790         10,838,580         22,863,817         22,028,691

Operating income:
    Radio                                              650,100            716,354          1,341,184          1,495,010
    News                                               671,148            922,576          1,614,397          1,916,875
                                                   --------------------------------------------------------------------
Total                                                1,321,248          1,638,930          2,955,581          3,411,885

Total assets:
     Radio                                          51,931,153         42,332,794         51,931,153         42,332,794
     News                                           34,657,697         24,488,972         34,657,697         24,488,972
                                                   --------------------------------------------------------------------
Total                                               86,588,850         66,821,766         86,588,850         66,821,766

Depreciation and amortization expense:
     Radio                                             381,695            358,761            770,790            747,143
     News                                              426,594            359,027            827,349            710,534
                                                   --------------------------------------------------------------------
Total                                                  808,289            717,833          1,598,139          1,457,677

Capital expenditures:
     Radio                                             162,434             46,131            359,137            172,827
     News                                              158,524            224,018            606,511            410,529
                                                   --------------------------------------------------------------------
Total                                                  320,958            270,149            965,648            583,356


ITEM 2. MANAGEMENT'S DISSCUSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information and Basis of Presentation

     The Company is a diversified media enterprise that acquires, develops, manages and operates radio stations, newspapers and related businesses in middle markets. The Company presently owns, operates or manages fourteen radio stations (the Stations) serving four markets located in Pennsylvania, Kentucky/Indiana, Colorado and Minnesota/Wisconsin. The Company's newspaper businesses (the Newspapers) operate integrated newspaper publishing, printing and print advertising distribution operations, providing total-market print advertising coverage throughout a thirty-six-county area in the central and northern portions of the lower peninsula of Michigan. This operation offers a three-edition daily newspaper, twenty-three weekly publications, four monthly real estate guides, web offset printing operations for Newspapers' publications and outside customers and private distribution systems. Mr. Brill founded the business and began its operations in 1981. The Company's overall operations, including its sales and marketing strategy, long-range planning and management support services are managed by Brill Media Company, L.P., a limited partnership indirectly owned by Mr. Brill.

Results of Operations

     The Company's unaudited consolidated financial statements tend not to be directly comparable from period to period due to both completed acquisitions and pending dispositions. These activities are identified in the notes to the audited and unaudited consolidated financial statements of the Company.

Three Months Ended August 31, 2000 Compared to Three Months Ended August 31,
1999

     Revenues for the three months ended August 31, 2000 were $11.5 million, a $.7 million or 6.2% increase from the prior comparative period. For the current quarter, Stations' revenues represented $4.2 million and Newspapers' revenues represented $7.3 million.

     Stations' revenues, excluding the Missouri Properties, increased $.4 million or 10% from the prior comparative period. This increase is due to continuing operations growth within each market.

     The Newspapers' revenues increased $.5 million or 6.7% from the prior comparative period due to growth in continuing operations.

     Operating expenses for the three months ended August 31, 2000 were $10.2 million, a $1 million or 10.8% increase from the prior comparative period.

     The Stations' operating expenses, excluding the Missouri Properties, increased $.4 million primarily as a result of compensation and employee related expenses.

     The Newspapers' operating expenses increased $.7 million or 12% from the prior comparative period, primarily from additional compensation and newsprint costs.

     As a result of the above, operating income for the three months ended August 31, 2000 was $1.3 million, a decrease of $.3 million or 19.4% from the prior comparative period.

     Other expense for the three months ended August 31, 2000 was $3.4 million, an increase of $.4 million or 12.4% over the prior comparative period, primarily due to increased interest expense.

Six Months Ended August 31, 2000 Compared to Six Months Ended August 31, 1999

     Revenues for the six months ended August 31, 2000 were $22.9 million, a $.8 million or 3.8% increase from the prior comparative period. For the current fiscal year, Stations' revenues represented $8.3 million and Newspapers' revenues represented $14.6 million.

     The Stations' revenues, excluding the Missouri Properties, grew $.5 million or 7.0% from the prior comparative period due to continued operations growth.

     The Newspapers' revenues increased $.6 million or 4.6% from the prior comparative period due to continued growth in operations.

     Operating expenses for the six months ended August 31, 2000 were $19.9 million, a $1.3 million or 6.9% increase from the prior comparative period.

     The Stations' operating expenses, excluding the Missouri Properties, increased $.5 million from the prior comparative period primarily as a result of compensation and employee related expenses.

     The Newpapers' operating expenses increased $.9 million or 7.9% from the prior comparative period. This increase results primarily from additional compensation and newsprint costs.

     As a result of the above, operating income for the six months ended August 31, 2000 was $3.0 million, a decrease of $.5 million or 13.4% from the prior comparative period.

     Other expense for the six months ended August 31, 2000 was $6.8 million of net expense, an increase of $.5 million or 7.5% over the prior comparative period, primarily due to increased interest expense.


Liquidity and Capital Resources

     Generally, the Company's operating expenses are paid before its advertising revenues are collected. As a result, working capital requirements have increased as the Company has grown and will likely increase in the future.

     Net cash used in operating activities was $3.6 million for the six months ended August 31, 2000. The increase of $4.6 million from the comparative fiscal 2000 period is primarily attributable to reduced earnings and increased payments of interest and management fees.

     Net cash used in investing activities was $2.2 million for the six months ended August 31, 2000. The cash used in investing activities for the current reporting period is primarily attributable to the final payment to the FCC for the Wellington, Colorado license and purchase of property and equipment. The increase in cash used in investing activities from the prior comparative reporting period was primarily related to the final payment to the FCC for the Wellington, Colorado license and purchase of property and equipment offset by a decease in loans to Managed Affiliates

     Net cash used in financing activities was $0.6 million for the six months ended August 31, 2000. The cash used in financing activities for the current reporting period is attributable primarily to payments of long-term obligations. The decrease of $0.4 million in cash used in financing activities from the prior comparative reporting period is related primarily to the decrease in deferred financing costs, net of decreased borrowings from related parties.

     Media Cashflow was $7.6 million and $7.4 million for the six-month periods ended August 31, 2000 and 1999, respectively. Media Cashflow represents EBITDA plus incentive plan expense, management fees, time brokerage fees paid, acquisition related consulting expense, income from temporary cash investments and interest income from loans made by the Company to Managed Affiliates. EBITDA represents operating income plus depreciation and amortization expense. Media Cashflow and EBITDA as used above include the results of operations from unrestricted subsidiaries and therefore differ from the same terms as defined in the Indenture.

     Although Media Cashflow is not a measure of performance calculated in accordance with GAAP, management believes it is useful in evaluating the Company and measurements of cashflow are widely used in the media industry to evaluate a media company's performance. However, Media Cashflow should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statements prepared in accordance with GAAP as a measure of liquidity or profitability. In addition, the term Media Cashflow may not be comparable to related or similar measures as reported by other companies and does not represent funds available for discretionary use.

     The Company has loaned $20 million to Managed Affiliates and received in return the Managed Affiliate Notes which are unsecured, mature on January 1, 2001 and bear interest at a rate of 12% per annum. The Company is evaluating various options relating to the maturity of the notes receivable from Managed Affiliates, including the possibility of an extension. Accordingly, the Company has presented these notes as long-term on the accompanying consolidated statement of financial position. The Indenture generally limits the Company to $20 million of outstanding loans to Managed Affiliates. For the six-month period ended August 31, 2000, the Managed Affiliates reported combined revenues of $2.2 million, net loss of $1.6 million and Media Cashflow of $0.4 million.

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

     During the six month period ended August 31, 2000, the Company has expended $1 million to purchase property and equipment and projects approximately $1.8 million will be required during the remainder of fiscal 2001. The increase in projected capital expenditures for fiscal 2001 is primarily due to an increase in the anticipated construction of transmission facilities for our recently acquired license in Colorado, the purchase of equipment for the new central Michigan facility, as well as the opportunity to purchase previously leased office buildings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk sensitive instruments do not subject the Company to material risk exposures, except for such risks related to interest rate fluctuations. As of August 31, 2000, the Company has debt outstanding of approximately $137.4 million. Senior Notes with a carrying value of $103.3 million have an estimated fair value of approximately $65.1 million. The fair market value of the Company's remaining debt of $34.1 million approximates its carrying value.

     Fixed interest rate debt totals approximately $120.8 million as of August 31, 2000 and includes: the Senior Notes which bear cash interest, payable semiannually, at a rate of 12% until maturity on December 15, 2007; and other debt, the majority of which have stated rates of 7% to 8%. The remainder of the debt totaling $16.6 million, or 12.1% of the total, is variable rate debt. The majority of such debt is the Senior Secured Facility, which currently bears interest at 10.5% (all of which are described in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended February 29, 2000).

At August 31, 2000 long-term debt matures as follows:

                                                                   (in Millions)
-----------------------------------------------------------------------------------------------------------------
    Fiscal Year                     2001        2002        2003        2004        2005    Thereafter     Total
-----------------------------------------------------------------------------------------------------------------
Senior Notes, net
  of unamortized
  discount of $1.71               $    --     $    --     $    --     $    --     $    --     $103.29     $103.29

Senior Secured
  Facility                             --          --          --          --       15.00          --       15.00
Other                                1.36        1.78        1.99        4.02        1.97        8.02       19.14
                                  -------------------------------------------------------------------------------
                                  $  1.36     $  1.78     $  1.99     $  4.02     $ 16.97     $ 111.3     $137.43
                                  -------------------------------------------------------------------------------

     The primary difference from the long-term maturities at August 31, 1999 was the addition of the Senior Secured Facility in October 1999.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are furnished with this report:

     Exhibit 27 -- Financial Data Schedule and Exhibit 99 -- Press Release.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BRILL MEDIA COMPANY, LLC

                                    By: BRILL MEDIA MANAGEMENT, INC.,
                                    Manager


October 12, 2000                    By /s/ Alan R. Brill
                                    ----------------------------------
                                    Alan R. Brill
                                    DIRECTOR, PRESIDENT AND CHIEF
                                    EXECUTIVE OFFICER



October 12, 2000                    By /s/ Donald C. TenBarge
                                    ----------------------------------
                                    Donald C. TenBarge
                                    VICE PRESIDENT, CHIEF FINANCIAL
                                    OFFICER, SECRETARY AND TREASURER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


Exhibit Number        Description of Exhibits

27                    Financial Data Schedule
99                    Press Release