Form 10-Q
period 2000-11-30
BRILL MEDIA CO LLC
filed 2001-01-16
CIK 1052567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to ____________.

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

[X] YES   [_] NO

                                TABLE OF CONTENTS


PART NO.  ITEM NO.                                                      Page No.
--------------------------------------------------------------------------------
   I        1       FINANCIAL STATEMENTS
                    Consolidated Statements of Financial Position as of
                    November 30, 2000 and February 29, 2000                  3

                    Consolidated Statements of Operations and
                    Members' Deficiency for the Three and Nine Months
                    Ended November 30, 2000 and 1999                         4

                    Consolidated Statements of Cash Flows for the
                    Nine Months Ended November 30, 2000 and 1999             5

                    Notes to Consolidated Financial Statements               6

            2       MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS                                    9

            3       QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK                           14


   II       6       EXHIBITS AND REPORTS ON
                    FORM 8-K                                                15

PART I

ITEM 1. FINANCIAL STATEMENTS

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                  Consolidated Statements of Financial Position

                                                                 November 30               February 29
                                                                     2000                      2000
                                                              ----------------------------------------
                                                                (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                  $  12,800,383              $  17,100,867
   Accounts receivable, net                                       6,778,334                  5,505,522
   Inventories                                                      497,718                    563,493
   Other current assets                                             923,280                    532,992
                                                              ----------------------------------------
Total current assets                                             20,999,715                 23,702,874

Notes receivable from managed affiliates                          7,323,167                  7,703,166

Property and equipment                                           31,367,484                 24,826,645
Less:  Accumulated depreciation                                  11,138,080                  9,714,759
                                                              ----------------------------------------
Net property and equipment                                       20,229,404                 15,111,886

Goodwill and FCC licenses, net                                   20,937,616                 19,790,361
Covenants not to compete, net                                     2,383,392                  3,127,752
Other assets, net                                                 5,096,713                  6,135,344
Amounts due from related parties                                  4,715,346                  5,546,334
                                                              ----------------------------------------
                                                              $  81,685,353              $  81,117,717
                                                              ========================================

Liabilities and members' deficiency
Current liabilities:
   Amounts payable to related parties                         $   2,524,131              $   2,123,751
   Accounts payable                                               1,408,437                  1,149,057
   Accrued payroll and related expenses                           1,181,860                    977,942
   Accrued interest                                               5,925,309                  2,759,999
   Other accrued expenses                                           196,250                    262,271
   Current maturities of long-term obligations                    1,182,606                  1,275,823
                                                              ----------------------------------------
Total current liabilities                                        12,418,593                  8,548,843

Long-term notes and other obligations                           136,261,811                131,338,981
Members' deficiency                                             (66,995,051)               (58,770,107)
                                                              ----------------------------------------
                                                              $  81,685,353              $  81,117,717
                                                              ========================================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

          Consolidated Statements of Operations and Members' Deficiency
                                   (Unaudited)

                                                         Three Months Ended November 30        Nine Months Ended November 30
                                                            2000               1999               2000               1999
                                                       ---------------------------------------------------------------------
Revenues                                               $ 11,889,006       $ 11,558,781       $ 35,621,586       $ 34,735,430

Operating expenses:
   Operating departments                                  9,328,759          8,920,444         27,046,437         25,562,997
   Management fees                                          756,181            756,783          2,262,437          2,247,371
   Time brokerage agreement fees                                 --              9,000                 --             12,000
   Consulting                                                    --              4,998                 --             14,994
   Depreciation                                             521,127            465,305          1,496,066          1,258,260
   Amortization                                             386,905            389,495          1,168,503          1,188,751
                                                       ---------------------------------------------------------------------
                                                         10,992,972         10,546,025         31,973,443         30,284,373
                                                       ---------------------------------------------------------------------
Operating income                                            896,034          1,012,756          3,648,143          4,451,057

Other income (expense):
   Interest - managed affiliates                            228,993            223,820            698,929            659,934
   Interest - affiliates, net                               (78,572)            80,541             12,671            179,260
   Interest - other, net                                 (3,953,783)        (3,624,346)       (11,508,000)       (10,619,965)
   Amortization of deferred financing costs                (238,047)          (611,859)          (684,661)          (914,671)
   Gain (loss) on sale of assets, net                        (2,134)             3,357           (132,971)          (122,377)
   Other, net                                               (42,118)           (36,152)          (122,231)          (123,435)
                                                       ---------------------------------------------------------------------
                                                         (4,085,661)        (3,964,639)       (11,736,263)       (10,941,254)
                                                       ---------------------------------------------------------------------
Loss before income taxes and cumulative
      effect of change in accounting principle           (3,189,627)        (2,951,883)        (8,088,120)        (6,490,197)
Income tax provision                                         49,046             55,750            143,923            146,711
                                                       ---------------------------------------------------------------------

Loss before cumulative effect of change in
      accounting principle                               (3,238,673)        (3,007,633)        (8,232,043)        (6,636,908)
Cumulative effect of change in accounting
   principle                                                     --                 --                 --            164,808
                                                       ---------------------------------------------------------------------
Net loss                                                 (3,238,673)        (3,007,633)        (8,232,043)        (6,801,716)
Members' deficiency, beginning of period                (63,759,477)       (58,217,789)       (58,770,107)       (57,423,706)
Capital contributions                                         3,099                 --              7,099          3,000,000
                                                       ---------------------------------------------------------------------
Members' deficiency, end of period                     $(66,995,051)      $(61,225,422)      $(66,995,051)      $(61,225,422)
                                                       =====================================================================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Nine Months Ended November 30
                                                                                   2000                    1999
                                                                              ------------------------------------
Operating activities
Net loss                                                                      $ (8,232,043)           $ (6,801,716)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                                 2,664,569               2,447,011
   Amortization of deferred financing costs and original issue                     896,948               4,363,136
     discount
   Management fees accrual                                                         243,724                 714,949
   Related parties interest accrual                                               (166,587)               (176,923)
   Loss on sale of assets, net                                                     132,971                 122,377
   Cumulative effect of change in accounting principle                                  --                 164,808
   Changes in operating assets and liabilities, net of effect of acquisitions:
      Accounts receivable                                                       (1,272,812)               (942,890)
      Inventories and other current assets                                        (324,513)               (290,433)
      Accounts payable                                                             259,380                  47,915
      Other accrued expenses                                                     3,303,207               2,547,305
                                                                              ------------------------------------
Net cash provided by (used in) operating activities                             (2,495,156)              2,195,539

Investing activities
Purchase of property and equipment                                              (1,380,822)               (977,595)
Purchase of newspaper, net of cash acquired                                             --                 (55,035)
Proceeds from sale of assets                                                       248,396                 145,870
(Loans to) repayment from managed affiliates                                       379,999              (1,291,184)
(Loans to) repayment from related parties                                        1,054,000              (1,357,000)
Increase in other assets                                                        (1,217,429)               (411,090)
                                                                              ------------------------------------
Net cash used in investing activities                                             (915,856)             (3,946,034)

Financing activities
Increase in amounts due to related parties                                          98,673                 165,031
Payment of deferred financing costs                                                     --              (1,364,268)
Principal payments on long-term obligations                                     (1,146,937)             (5,232,208)
Proceeds from long-term borrowings                                                 151,693              16,448,202
Capital contributions                                                                7,099               3,000,000
                                                                              ------------------------------------
Net cash provided by (used in) financing activities                               (889,472)             13,016,757
                                                                              ------------------------------------
Net increase (decrease) in cash and cash equivalents                            (4,300,484)             11,266,262
Cash and cash equivalents at beginning of period                                17,100,867               2,816,441
                                                                              ------------------------------------
Cash and cash equivalents at end of period                                    $ 12,800,383            $ 14,082,703
                                                                              ====================================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Brill Media Company, LLC (BMC) and its subsidiaries, all of which are wholly owned (collectively the Company). BMC's members are directly owned by Alan R. Brill (Mr. Brill). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included along with the elimination of all intercompany balances and transactions. Operating results for both the three and nine month periods ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 29, 2000.

2. Dispositions and Acquisitions

     On November 17, 2000, certain wholly-owned subsidiaries of the Company paid $1,099 in cash to acquire 100% of the membership interests of TSB IV, LLC (T4L), a Virginia limited liability company, pursuant to an Agreement for Transfer of Membership Interest.

     Simultaneously, Mr. Brill made a capital contribution of $1,099 in cash to the Company.

     Prior to the transaction, T4L had been a "managed affiliate" of the Company as described in Note 9 to the consolidated financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended February 29, 2000 and was indirectly owned by Mr. Brill.

     T4L assets constituted cash, accounts receivable, other current assets, broadcasting equipment and other assets as well as intangibles used in the radio broadcasting operations which will continue to be utilized by the Company for such purposes. In addition, T4L liabilities totaled approximately $14 million at November 17, 2000 and included accounts payable, other accrued expenses, a promissory note payable to the Company, as well as other purchase money and capital lease obligations including a capitalized lease to a related party.

     The consolidated financial statements give retroactive effect to the acquisition of T4L, which was accounted for similar to a pooling-of-interests due to the related party nature of the transaction. Accordingly, the net assets acquired from T4L were recorded at T4L's book value and the results of operations of the Company include the historical results of operations of T4L.

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

     Media has minimal assets and liabilities ($100 cash and $100 capital at November 30, 2000 and February 29, 2000) and no income or expenses since its formation in October 1997.

     In October 1999, as permitted under the Indenture governing the Senior Notes (the Indenture), the Company borrowed $15 million under a secured credit facility with a senior lender (the Senior Secured Facility) which matures October 2004. The facility bears interest, payable monthly, at the prime rate plus 1% (effectively 10.5% at November 30, 2000) with a minimum interest rate of 8% per annum. The facility restricts the Company from essentially the same defined limitations as contained in the Indenture and includes certain financial covenants with respect to earnings and asset coverage. The facility is secured by substantially all assets of the restricted subsidiaries, as defined in the Indenture.

4. Affiliate Transactions

     During the first nine months of fiscal 2001, the Company entered into capital leases for leasehold improvements and equipment totaling $5,362,000 with related companies.

5. Cumulative Effect of Change in Accounting Principle

     The Company adopted AcSEC Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP) in the first quarter of fiscal 2000 and wrote-off, as required, $165,000 of previously capitalized start-up costs as a cumulative effect of change in accounting principle.

6. Operating Segments

     The Company has two operating segments: operation of AM and FM radio stations and publication of daily and weekly newspapers and shoppers. Information for the three and nine-month periods ended November 30, regarding the Company's major operating segments is presented in the following table:

                                                    Three Months Ended November 30          Nine Months Ended November 30
                                                       2000                 1999               2000                1999
                                                   -----------------------------------------------------------------------
Revenues:
     Radio                                         $ 4,633,138         $ 4,621,010         $13,793,795         $13,868,859
     News                                            7,255,868           6,937,771          21,827,791          20,866,571
                                                   -----------------------------------------------------------------------
Total                                               11,889,006          11,558,781          35,621,586          34,735,430

Operating income:
    Radio                                              370,456             301,427           1,508,168           1,822,853
    News                                               525,578             711,329           2,139,975           2,628,204
                                                   -----------------------------------------------------------------------
Total                                                  896,034           1,012,756           3,648,143           4,451,057

Total assets:
     Radio                                          48,489,096          49,496,949          48,489,096          49,496,949
     News                                           33,196,257          31,620,768          33,196,257          31,620,768
                                                   -----------------------------------------------------------------------
Total                                               81,685,353          81,117,717          81,685,353          81,117,717

Depreciation and amortization expense:
     Radio                                             462,249             451,057           1,391,437           1,332,733
     News                                              445,783             403,743           1,273,132           1,114,278
                                                   -----------------------------------------------------------------------
Total                                                  908,032             854,800           2,664,569           2,447,011

Capital expenditures:
     Radio                                             125,074             176,224             484,211             349,051
     News                                              290,100             218,015             896,611             628,544
                                                   -----------------------------------------------------------------------
Total                                                  415,174             394,239           1,380,822             977,595

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

Results of Operations

     The Company's unaudited consolidated financial statements tend not to be directly comparable from period to period due to both completed and pending acquisitions and dispositions. These activities are identified in the notes to the audited and unaudited consolidated financial statements of the Company.

Three Months Ended November 30, 2000 Compared to Three Months Ended November 30, 1999

     Revenues for the three months ended November 30, 2000 were $11.9 million, a $.3 million or 2.9% increase from the prior comparative period. For the current quarter, Stations' revenues represented $4.6 million and Newspapers' revenues represented $7.3 million.

     Stations' revenues, excluding the Missouri Properties, increased 4.0% from the prior comparative period. This increase is due to continuing operations growth within each market.

     The Newspapers' revenues increased $.3 million or 4.6% from the prior comparative period due to growth in continuing operations.

     Operating expenses for the three months ended November 30, 2000 were $11.0 million, a $.5 million or 4.2% increase from the prior comparative period.

     The Stations' operating expenses, excluding the Missouri Properties, increased .5% primarily as a result of closer monitoring of expenditures.

     The Newspapers' operating expenses increased $.5 million or 8.1% from the prior comparative period, primarily from additional compensation and newsprint costs.

     As a result of the above, operating income for the three months ended November 30, 2000 was $.9 million, a decrease of $.1 million or 11.6% from the prior comparative period.

     Other expense for the three months ended November 30, 2000 was $4.1 million, an increase of $.1 million or 3.1% over the prior comparative period, primarily due to increased interest expense.

Nine Months Ended November 30, 2000 Compared to Nine Months Ended November 30, 1999

     Revenues for the nine months ended November 30, 2000 were $35.6 million, a $.9 million or 2.6% increase from the prior comparative period. For the current fiscal year, Stations' revenues represented $13.8 million and Newspapers' revenues represented $21.8 million.

     The Stations' revenues, excluding the Missouri Properties, grew 3.3% from the prior comparative period due to continued operations growth.

     The Newspapers' revenues increased $1.0 million or 4.6% from the prior comparative period due to continued growth in operations.

     Operating expenses for the nine months ended November 30, 2000 were $32.0 million, a $1.7 million or 5.6% increase from the prior comparative period.

     The Stations' operating expenses, excluding the Missouri Properties, increased $.5 million from the prior comparative period primarily as a result of compensation and administrative related expenses.

     The Newspapers' operating expenses increased $1.5 million or 7.9% from the prior comparative period. This increase results primarily from additional compensation and newsprint costs.

     As a result of the above, operating income for the nine months ended November 30, 2000 was $3.6 million, a decrease of $.8 million or 18% from the prior comparative period.

     Other expense for the nine months ended November 30, 2000 was $11.8 million of net expense, an increase of $.8 million or 7.4% over the prior comparative period, primarily due to increased interest expense.


Liquidity and Capital Resources

     Generally, the Company's operating expenses are paid before its advertising revenues are collected. As a result, working capital requirements have increased as the Company has grown and will likely increase in the future.

     Net cash used in operating activities was $2.5 million for the nine months ended November 30, 2000. The increase of $4.7 million from the comparative fiscal 2000 period is primarily attributable to reduced earnings and increased payments of interest and management fees.

     Net cash used in investing activities was $.9 million for the nine months ended November 30, 2000. The cash used in investing activities for the current reporting period is primarily attributable to the final payment to the FCC for the Wellington, Colorado license and purchase of property and equipment offset by the repayment of a related party loan. The decrease in cash used in investing activities from the prior comparative reporting period was primarily related to the decease in loans to Managed Affiliates and related parties.

     Net cash used in financing activities was $.9 million for the nine months ended November 30, 2000. The cash used in financing activities for the current reporting period is attributable primarily to payments of long-term obligations. The decrease of $13.9 million in cash provided by financing activities from the prior comparative reporting period is related primarily to the decrease in long-term borrowings and capital contributions.

     Media Cashflow was $9.3 million and $9.8 million for the nine-month periods ended November 30, 2000 and 1999, respectively. Media Cashflow represents EBITDA plus incentive plan expense, management fees, time brokerage fees paid, acquisition related consulting expense, and interest income from loans made by the Company to Managed Affiliates. EBITDA represents operating income plus depreciation and amortization expense. Media Cashflow and EBITDA as used above include the results of operations from unrestricted subsidiaries and therefore differ from the same terms as defined in the Indenture.

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

     In November 2000, a previous Managed Affiliate Note due January 1, 2001 was replaced when the Company issued a new Managed Affiliate Note due November 15, 2003. At November 30, 2000, loans to Managed Affiliates approximated $7.3 million, are unsecured and bear interest at the rate of 12% per annum. For the nine-month period ended November 30, 2000, the Managed Affiliates reported revenues of $1.9 million, net loss of $.8 million and Media Cashflow of $.5 million.

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

     During the nine month period ended November 30, 2000, the Company has expended $1.4 million to purchase property and equipment and projects approximately $1 million will be required during the remainder of fiscal 2001. The increase in projected capital expenditures for fiscal 2001 is primarily due to the purchase of equipment for the new central Michigan facility, as well as the opportunity to purchase previously leased office buildings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk sensitive instruments do not subject the Company to material risk exposures, except for such risks related to interest rate fluctuations. As of November 30, 2000, the Company has debt outstanding of approximately $137.4 million. Senior Notes with a carrying value of $103.3 million have an estimated fair value of approximately $57.8 million. The fair market value of the Company's remaining debt of $34.1 million approximates its carrying value.

     Fixed interest rate debt totals approximately $121.0 million as of November 30, 2000 and includes: the Senior Notes which bear cash interest, payable semiannually, at a rate of 12% until maturity on December 15, 2007; and other debt, the majority of which have stated rates of 7% to 8%. The remainder of the debt totaling $16.4 million, or 11.9% of the total, is variable rate debt. The majority of such debt is the Senior Secured Facility, which currently bears interest at 10.5% (all of which are described in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended February 29, 2000).

At November 30, 2000 long-term debt matures as follows:

                                               (in Millions)
-----------------------------------------------------------------------------------------------------------
    Fiscal Year               2001        2002        2003        2004        2005    Thereafter     Total
-----------------------------------------------------------------------------------------------------------
Senior Notes, net
  of unamortized
  discount of $1.65         $    --     $    --     $    --     $    --     $    --     $103.35     $103.35
Senior Secured
  Facility                       --          --          --          --       15.00          --       15.00
Other                          1.18        1.78        1.99        4.02        1.97        8.15       19.09
                            -------------------------------------------------------------------------------
                            $  1.18     $  1.78     $  1.99     $  4.02     $ 16.97     $ 111.5     $137.44
                            -------------------------------------------------------------------------------

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


                                    BRILL MEDIA COMPANY, LLC

                                    By: BRILL MEDIA MANAGEMENT, INC.,
                                    Manager


January 16, 2001                    By /s/ Alan R. Brill
                                    -------------------------------
                                    Alan R. Brill
                                    DIRECTOR, PRESIDENT AND CHIEF
                                    EXECUTIVE OFFICER


January 16, 2001                    By /s/ Donald C. TenBarge
                                    -------------------------------
                                    Donald C. TenBarge
                                    VICE PRESIDENT, CHIEF FINANCIAL
                                    OFFICER, SECRETARY AND TREASURER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING
                                    OFFICER)