Form 10-K
period 2001-02-28
BRILL MEDIA CO LLC
filed 2001-05-25
CIK 1052567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark One)

          X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001

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

                                      None

                       DOCUMENTS INCORPORATED BY REFERENCE

                                    None

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
             Item
   Part No    No    Description                                          Page No
--------------------------------------------------------------------------------
      I      1      Business                                                   3

             2      Properties                                                19

             3      Legal Proceedings                                         20

             4      Submission of Matters to a Vote of Security Holders       20

     II      5      Market for Registrant's Common Equity and Related
                    Stockholder Matters                                       20

             6      Selected Consolidated Financial Data                      20

             7      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       22

             7A     Quantitative and Qualitative Disclosures About Market
                    Risk                                                      30

             8      Financial Statements and Supplementary Data               32

             9      Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                       52

    III     10      Directors and Executive Officers of the Registrant        52

            11      Executive Compensation                                    54

            12      Security Ownership of Certain Beneficial Owners and
                    Management                                                56

            13      Certain Relationships and Related Transactions            56

     IV     14      Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K                                               58
--------------------------------------------------------------------------------

PART I

ITEM 1.  BUSINESS

General

         Brill Media Company, LLC, a Virginia limited liability company (BMC), collectively with its direct and indirect subsidiaries (Subsidiaries), is referred to herein as the "Company." The Company is a diversified media enterprise that acquires, develops, manages, and operates radio stations, newspapers and related businesses in middle markets. The Company presently owns, operates, or manages thirteen radio stations (Stations) serving four markets located in Pennsylvania, Kentucky/Indiana, Colorado, and Minnesota/Wisconsin. The Company's newspaper businesses (Newspapers) operate integrated newspaper publishing, printing and print advertising distribution operations, providing total-market print advertising coverage throughout a thirty-six county area in the central and northern portions of the lower peninsula of Michigan. These operations offer a three-edition daily newspaper, twenty-three weekly publications, two monthly real estate guides, two web offset printing operations for Newspapers' publications and outside customers, and three private distribution systems.

         The Company is wholly owned indirectly by Alan R. Brill (Mr. Brill), who founded the business and began its operations in 1981. The Company's overall operations, including its sales and marketing strategy, long-range planning, and management support services are managed by Brill Media Company, L.P. (BMCLP), a limited partnership indirectly owned by Mr. Brill. See "Item 13. Certain Relationships and Related Transactions" beginning on page 56.

         The Company generally considers radio "middle markets" to be markets ranked 80 to 200 by the Arbitron Company (Arbitron). The Company considers "middle markets" for purposes of its newspaper operations to be generally comparable to the smaller markets in such range.

Recently Completed Transactions

         In October 1999, the Company submitted the winning bid of $1,561,000 in accordance with the FCC rules for auctioning broadcast spectrum for a new FM radio broadcast signal in Wellington, Colorado. The Company paid the FCC an initial deposit of $312,000 in October 1999 with the balance due after final FCC authorization. In April 2000, the Company received FCC authorization and licensing of the station was completed and the remaining amount of $1,249,000 was paid. The Company expects to begin broadcasting in fiscal 2002.

         In November 2000, certain wholly-owned subsidiaries of the Company paid $1,099 in cash to acquire 100% of the membership interests of TSB IV, LLC (T4L), a Virginia limited liability company, pursuant to an Agreement for Transfer of Membership Interest. Simultaneously, Mr. Brill made a capital contribution of $1,099 in cash to the

Company. Prior to the transaction, T4L had been a Managed Affiliate of the Company as described in Note 9 to the consolidated financial statements of the Company for the fiscal year ended February 28, 2001 and was indirectly owned by Mr. Brill.

         The consolidated financial statements give retroactive effect to the acquisition of T4L, which was accounted for similar to a pooling-of-interests due to the related party nature of the transaction. Accordingly, the net assets acquired from T4L were recorded at T4L's book value and the results of operations of the Company include the historical results of operations of T4L.

         T4L's assets, at book value, included current assets of $394,000, broadcasting equipment of $1,501,000 and intangibles of $5,770,000. T4L's liabilities totaled approximately $14 million at November 17, 2000 and included accounts payable, other accrued expenses, a promissory note payable of $12,906,000 to the Company, as well as other purchase money and capital lease obligations including a capitalized lease to a related party.

         In addition, for the years ended February 29, 2000 and February 28, 1999 revenues were $2,219,000 and $2,256,000 and net loss was $1,669,000 and
$1,513,000, respectively.

Radio Stations Overview

         Unless otherwise indicated herein, rank for the Company's markets has been obtained from Arbitron's RADIO MARKET REPORT issued during the spring of 2001 reporting on fall 2000 research. Station cluster revenue rankings of the Company's radio markets have been derived by comparing the Company's revenues in each market to the revenues for the Company's competitors (utilizing the estimated revenues for each competing radio station as provided by BIA Publications, Inc.).

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

                                                                                                Station Cluster
                            FCC                  Owned/                           Arbitron       Rank by Market
 Station         Frequency  Class    Format      Managed      Market(s)           Market         Revenue Share
 -------         ---------  -----    ------      -------      ---------            Rank          -------------
                                                                                   ----
 WIOV-FM          105.1(1)  FM-B     Country     Owned        Lancaster, PA(1)       112               11

                                                              Reading, PA(1)         133                3

 WBKR-FM              92.5  FM-C     Country     Owned        (Evansville, IN        129(2)             1

 WKDQ-FM              99.5  FM-C     Country     Owned        and Owensboro/

 WSTO-FM              96.1  FM-C     Adult Hits  Managed (3)  Henderson, KY)

 WOMI-AM              1490  AM-C     News/Talk   Owned

 WVJS-AM              1420  AM-B     News/Talk   Operated
                                                 pursuant
                                                 to a TBA

 KTRR-FM             102.5  FM-C2    Adult Hits  Owned        (Fort Collins/         131                1

 KUAD-FM              99.1  FM-C1    Country     Owned        Greeley/
                                                              Loveland, CO)

 KKCB-FM             105.1  FM-C1    Country     Owned        (Duluth, MN/           224(4)             1

 KLDJ-FM             101.7  FM-C2    Oldies      Owned        Superior, WI)

 KUSZ-FM             107.7  FM-C2    Adult Hits  Owned

 WEBC-AM               560  AM-B     News/Talk   Owned

(1) WIOV-FM serves both Lancaster and Reading. The Company also owns and operates WIOV-AM, an AM-C station in Reading. The station cluster revenue rank for WIOV-FM includes WIOV-AM.

(2) The Company estimates that on a combined basis the Evansville / Owensboro / Henderson market would have an Arbitron rank of 129 based on separate rankings of 156 and 276 for Evansville and Owensboro, respectively. Station cluster revenue rank for the Evansville/Owensboro/Henderson market is provided on the FM station's primary Metro area and includes the associated AM. WBKR-FM's Metro area is that of Owensboro with WKDQ-FM and WSTO-FM covering Evansville.

(3) WSTO-FM is managed by the Company and owned by an entity, which is indirectly owned by Mr. Brill, but is not a Subsidiary (Managed Affiliate).

(4) The Company does not subscribe to the Arbitron service in this market. Both market rank and revenue share have been estimated by the Company, without the benefit of any independent investigation or confirmation of a paid service provider.

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

Newspapers Overview

         Set forth below is a list of the Newspapers' publications in the state of Michigan and their respective circulation.

 Newspaper                                  Location             Circulation
 ----------------------------------------------------------------------------
 Morning Sun                                Mt. Pleasant              13,275
 Isabella County Herald                     Mt. Pleasant              11,355
 Mt. Pleasant Buyers Guide                  Mt. Pleasant              28,605
 Clare County Buyers Guide                  Clare                     12,670
 Alma Reminder                              Alma                      19,730
 Cadillac Buyers Guide                      Cadillac                  19,825
 Carson City Reminder                       Carson City               10,870
 Edmore Advertiser                          Edmore                    14,635
 Hemlock Shoppers Guide                     Hemlock                   10,945
 Gladwin Buyers Guide                       Gladwin                   16,880
 Midland Buyers Guide                       Midland                   24,555
 St. Johns Reminder                         St. Johns                 17,770
 The Northeastern Shopper (2 Editions)      Tawas City                40,300
 Northern Star (2 Editions)                 Gaylord                   19,550
 Alpena Star                                Alpena                    20,650
 Presque Isle Star                          Alpena                     6,450
 Petoskey Star Ad-Vertiser                  Petoskey                  10,150
 Charlevoix County Star                     Petoskey                  10,150
 Star Ad-Vertiser                           Kalkaska                  14,700
 Star Buyer's Guide (2 Editions)            West Branch               16,200
 Roscommon County Star                      Prudenville               13,400
 Straits Area Star                          Cheboygan                 15,150
 Preview Community Weekly                   Traverse City             31,260
 AdVisor Community Weekly                   Honor                      8,650
 Northern Michigan Real Estate Guide        Mt. Pleasant              18,500
 Central Real Estate Guide                  Mt. Pleasant              16,000

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

         The Company's three edition daily newspaper, the MORNING SUN, has paid daily circulation of 11,880 and paid Sunday circulation of 13,075 subscribers and is the only daily newspaper published in Gratiot, Isabella and Clare counties. The Company's twenty-six weeklies and two monthly real estate guides are delivered free to more than 400,000 households in the central and northern portions of the lower peninsula of Michigan. The Company's multiple products and private delivery systems permit advertisers to buy customized receivership and readership in the portion of the local market(s) that best reaches their potential customers. The Company also publishes numerous niche publications such as vacation guides. The Newspapers have a widely diversified base of advertising and printing customers and during the year ended February 28, 2001, no one customer represented more than 2% of the Company's revenues.

         The Newspapers' market covers an area approximately 120 miles by 240 miles, containing a total population in excess of 900,000 people. The area's relatively low population density makes print the only medium to serve the market efficiently. The Newspapers' market coverage includes the Michigan counties of Alcona, Alpena, Antrim, Arenac, Benzie, Clare, Charlevoix, Cheboygan, Clinton, Crawford, Emmet, Gladwin, Grand Traverse, Gratiot, Ionia, Iosco, Isabella, Kalkaska, Leelanau, Mecosta, Midland, Missaukee, Montcalm, Montmorency, Oscoda, Ogemaw, Osceola, Otsego, Presque Isle, Roscommon, Wexford and parts of Bay, Lake, Saginaw, Shiawassee and Mackinac counties.

         DISTRIBUTION. In addition to delivering its publications, the Newspapers also deliver over 125 million advertising insert pieces per year to residents in the central and northern portions of the lower peninsula of Michigan. Customized delivery to a particular zone can be specifically created for an advertiser to reach as few as 150 households or more than 400,000 households on a given day at less than half the cost charged by the post office. Newspapers' distribution systems include approximately 685 independent contractors and enable an advertiser to buy any part of the Company's distribution area that best serves the advertiser's needs.

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

         Shoppers provide nearly 100% household penetration in their areas of distribution and generally derive revenues solely from advertising. These publications have limited or no news or editorial content. The Shoppers are delivered by carriers and are free to the consumer.

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

Acquisition Strategy

         The Company seeks to acquire under performing middle market media businesses whose acquisition costs are low relative to potential revenues and cashflow. The Company focuses on developing significant long-term franchises in middle markets. The Company then seeks to improve revenues and cashflow, using its particular promotional, marketing, sales, programming and editorial approaches. The Company targets businesses that it believes operate in underdeveloped market segments with a low level of competition and a strong economic base, as well as radio stations with competitive technical facilities and businesses that are located in areas deemed desirable for relocation in terms of personnel recruitment.

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

         If and when achieved, new acquisitions may adversely affect near-term operating results due to increased capital requirements, transitional management and operating adjustments, increased interest costs associated with acquisition debt, and other factors. Any future acquisitions may be highly-leveraged, and such acquisitions well may increase the Company's overall leveraged position. There can be no assurance that debt or equity financing for such acquisitions will be available on acceptable terms, or that the Company will be able to identify or consummate any new acquisitions. Any failure to make necessary acquisitions, or the making of unsuccessful acquisitions, could have a material adverse effect on the future financial condition and operating results of the Company.

Advertising Sales

         Virtually all of the Company's revenue is generated from local, regional and national advertising for its Stations and Newspapers. During the year ended February 28, 2001, approximately 97% of the Company's revenues were generated from the sale of local and regional advertising. Additional revenue is generated from the sale of national advertising, network compensation payments and other miscellaneous transactions. The major categories of the Company's advertisers include retailers, restaurants, fast food, automotive and grocery. Each local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency with emphasis placed on direct contact. In so doing, the Company seeks to address individual advertiser needs and more effectively design an advertising campaign to help the advertiser sell its product. The Company employs personnel in each of its markets to produce advertisements for the customers. National sales are obtained via outside firms specializing in advertising on a national level. The firms are paid a commission based on a percentage of gross revenue from national advertising. The Company's local sales staff predominantly generates local and regional sales.

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

         LICENSE GRANT AND RENEWAL. Radio broadcast licenses are granted for maximum terms of eight years. Licenses may be renewed through an application to the FCC. The FCC may not consider competing applications for the frequency being used by the renewal applicant if the FCC finds that the broadcast station has served the public interest, convenience and necessity, that there have been no serious violations by the licensee or by parties with attributable interests in the licensee of the Communications Act or the rules and regulations of the FCC, and that there have been no other violations by the licensee or by parties with attributable interests in the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

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

         The FCC classifies each AM and FM station. An AM station operates on a clear channel, regional channel or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. Clear channel AM stations are classified as either: Class A stations, which operate on an unlimited time basis and are designed to render primary and secondary service over an extended area; Class B stations, which operate on an unlimited time basis and are designed to render service only over a primary service area; and Class D stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power. A regional channel is one on which Class B and Class D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM stations operate on an unlimited time basis and serve primarily a community and the suburban and rural areas immediately contiguous thereto. Class C AM stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference.

         Its class determines the minimum and maximum facilities requirements for an FM station. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, B, C3, C2, C1, C0 and C. The parameters for each classification are as follows:

  Class      Maximum Power        Maximum Antenna Height (HAAT)* in Meters
---------- ------------------- -----------------------------------------------
    A             6 kw                              100
   B1            25 kw                              100
    B            50 kw                              150
   C3            25 kw                              100
   C2            50 kw                              150
   C1            100 kw                             299
   C0            100 kw                             450
    C            100 kw                             600

*   Height Above Average Terrain


The following table sets forth the market, call letters, FCC license classification, HAAT, power and frequency of each of the Stations owned, operated or managed by the Company, and the date on which each Station's FCC license expires.

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


         The Company holds a construction permit issued by the FCC to construct a new FM broadcast station on channel 232, licensed to Wellington, Colorado, which is part of the Fort Collins/Greeley/Loveland, Colorado radio market. The station will be a Class C3 facility and will operate on 94.3 mhz with a HAAT of 168 meters and a power of 8.7 kilowatts. This construction permit was issued on April 21, 2000 and will expire on April 21, 2003 unless the station is constructed and on the air prior to that date or the expiration of the permit has been extended pursuant to the FCC rules.

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

         (iii) in a market with between 15 and 29 (inclusive) commercial radio stations, a person or entity may own, operate or control or have an attributable ownership interest in up to six commercial radio stations, not more than four of which are in the same service; and

         (iv) in a market with 14 or fewer commercial radio stations, a person or entity may own, operate or control or have an attributable ownership interest in up to five commercial radio stations, not more than three of which are in the same service, except that a person or entity may not own, operate or control more than 50% of the radio stations in such market.

         None of these multiple ownership rules requires any change in the Company's current ownership of radio stations. However, these rules will limit the number of additional stations which the Company may acquire or control in the future in its markets.

         The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the "attributable," or cognizable interests held by a person or entity. A person or entity can have an attributable interest in a radio station, television station or daily newspaper by being an officer, director, partner, member or shareholder of a company that owns that station or newspaper or by holding more than one-third of the equity and debt of a broadcast licensee and either (i) providing a significant amount of programming to that broadcast licensee or (ii) owning another broadcast station in the same market. Whether that interest is cognizable under the FCC's ownership rules is determined by the FCC's attribution rules. If an interest is attributable, the FCC treats the person or entity that holds that interest as the "owner" of the radio station, television station or daily newspaper in question for purposes of applying the FCC's ownership rules.

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

         With respect to a partnership, the interest of a general partner is attributable, as is the interest of any limited partner who is "materially involved" in the media-related activities of the partnership. Debt instruments (except as noted above with respect to a one-third combination of debt plus equity), nonvoting stock, options and warrants for voting stock that have not yet been exercised, limited partnership interests where the limited partner is not "materially involved" in the media-related activities of the partnership, and minority (under 5%) voting stock, generally do not subject their holders to attribution. Limited liability companies ("LLC"), are treated the same as limited partnerships for purposes of the FCC attribution rules. Thus, if members were insulated from material involvement in the media-related activities of the LLC, their interests would not be attributable.

         Since under the doctrine of attributed ownership, all of the Company's Stations are deemed to be owned by Mr. Brill, the FCC multiple ownership rules could serve to limit to some extent the ability of the Company to acquire additional broadcast stations in some markets.

         The FCC issued a Notice of Proposed Rule Making in MM Docket No. 00-244 on December 13, 2000 to consider whether to amend the rules insofar as they determine the size of a radio market and count the number of radio stations in a market in which one party has attributable interests. Any changes in the FCCs radio ownership rules that may be adopted in this proceeding could also limit to some extent the ability of the Company to acquire additional radio broadcast stations in some markets.

         PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the "public interest." Since 1981, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a broadcast station's community of license. However, licensees continue to be required to determine community problems, needs and interests, to broadcast programming that is responsive to such problems, needs and interests, and to maintain records demonstrating such responsiveness. Complaints from listeners concerning a broadcast station's programming will be considered by the FCC when it evaluates the licensee's renewal application, but such complaints also may be filed and considered at any time.

         Broadcast stations also must pay regulatory and application fees and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification and technical operations (including limits on radio frequency radiation). The broadcast of contests and lotteries is regulated by FCC rules. In the past, the FCC has also required licensees to develop and implement programs designed to promote equal employment opportunities for women and minorities and submit reports to the FCC on these matters annually and in connection with a renewal application. Recent court decisions have held that the FCC's equal employment rules are unconstitutional, and the FCC has suspended those rules pending further review.

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

         A radio station that brokers substantial time on another radio station in its market or engages in an LMA with a radio station in the same market will be considered to have an attributable ownership interest in the brokered radio station for purposes of the FCC's ownership rules, discussed above. As a result, a radio station may not enter into an LMA that allows it to program more than 15% of the broadcast time, on a weekly basis, of another local radio station that it could not own under the FCC's local multiple ownership rules. FCC rules also prohibit a broadcast licensee from simulcasting more than 25% of its average weekly programming on another radio station in the same broadcast service (i.e., AM-AM or FM-FM) where the two radio stations serve substantially the same geographic area, whether the licensee owns the radio stations or owns one and programs the other through an LMA arrangement.

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

         For an acquisition meeting certain size thresholds, the Hart-Scott-Radio Act (HSR Act) and the rules promulgated there under require the parties to file Notification and Report Forms with the FTC and the DOJ and to observe specified waiting period requirements before consummating the acquisition. At any time before or after the consummation of a proposed acquisition, the FTC or the DOJ could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or other assets of the acquiring company. Acquisitions that are not required to be reported under the HSR Act may be investigated by the FTC or the DOJ under the antitrust laws before or after consummation. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

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

         From time to time, the Congress and the FCC have considered, and in the future may consider and adopt, new or revised laws, regulations, and policies regarding a wide variety of matters that, directly or indirectly, could affect the operation, ownership, and profitability of the Stations, result in the loss of audience share and advertising revenues for the Stations, or affect the Company's ability to acquire additional radio stations or to finance such acquisitions. Such matters include: proposals to impose spectrum use or other fees on FCC licensees; the FCC's equal employment opportunity rules and matters relating to political broadcasting; technical and frequency allocation matters; proposals to restrict or prohibit the advertising of beer, wine, and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership, and cross-ownership rules and policies; the creation of a new low power FM radio service that could result in additional radio station competition in the Company's markets; changes to broadcast technical requirements; proposals to allow telephone or cable television companies to deliver audio and video programming to the home through existing phone lines; and proposals to limit the tax deductibility of advertising expenses by advertisers.

         The Company cannot predict whether any proposed changes will be adopted or what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on the Company.

         The foregoing brief description does not purport to be comprehensive and reference should be made to the Communications Act, the Telecommunications Act of 1996, the FCC's rules, and the public notices and policies of the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations.

Employees

         At February 28, 2001, the Company employed approximately 500 persons full-time and 120 persons part-time. None of such employees is covered by collective bargaining agreements, and the Company considers its relations with its employees to be good. Approximately 685 independent contractors distribute the Newspapers' publications.

         The Company employs several on-air personalities with large loyal audiences in their respective markets. The loss of one of these personalities could result in a short-term loss of audience share, but the Company does not believe that any such loss would have a material adverse effect on the Company's financial condition or results of operations.

Operating Segments

         Revenues and other information for the Company's radio and newspaper operating segments are provided in Note 10 of the consolidated financial statements included in this Report.

ITEM 2.  PROPERTIES

         The types of properties required to support the Stations include offices, studios, transmitter sites and antenna sites. A Station's studios are generally housed with its offices in business districts, while transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

         The Company owns studio facilities in Ephrata, Pennsylvania; Owensboro, Kentucky; Windsor, Colorado; and transmitter and antenna sites in Reading, Pennsylvania; Owensboro, Kentucky; Henderson, Kentucky; and Superior, Wisconsin. The Company leases its remaining studio and office facilities, and leases certain transmitter and antenna sites. The Company does not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. The Company owns substantially all of its other station equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

         The Newspapers' facilities for administration, printing and distribution are all leased, with the exception of its northern-most printing facility located in Gaylord, Michigan, which the Company owns. The Company does not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. The Company owns a late model Goss Community press line and other various modern editorial, classified, composing and camera equipment.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The operating agreement of BMC provides that its manager shall manage its business, which presently is Brill Media Management, Inc. (Media). Media also is a Subsidiary of BMC. In lieu of an annual meeting, Messrs. Alan Brill, Robert M. Leich, Philip C. Fisher, Clifton E. Forrest and Charles W. Laughlin were appointed directors of Media by written consent as of February 10, 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         The common equity of BMC is comprised of membership interests (Membership Interests), all of which are indirectly owned by Mr. Brill.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of Brill Media Company, LLC and notes thereto included elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 22. The selected consolidated financial data (except for the other financial and operating data) of Brill Media Company, LLC have been derived from the audited consolidated financial statements of Brill Media Company, LLC for the respective years.

                                                             Fiscal Year Ended February 28 or 29,
                                                     2001         2000       1999        1998        1997
                                                  --------------------------------------------------------
Statement of Operations Data:                                  (dollars in thousands)
Revenues:
  Radio                                           $  17,723   $  17,954   $  17,058   $  16,947   $ 13,714
  Newspaper                                          28,090      26,964      25,511      14,528     13,440
                                                  --------------------------------------------------------
  Total revenues                                     45,814      44,918      42,569      31,475     27,155

Operating expenses:
  Operating departments                              35,760      33,728      31,678      22,543     19,112
  Incentive plan                                       (791)        276        (614)       (620)       628
  Other                                                  --          45         293         372        117
  Management fees                                     2,905       2,885       2,784       2,263      1,958
  Depreciation and amortization                       3,570       3,322       3,133       2,059      1,395
                                                  --------------------------------------------------------
  Total operating expenses                           41,444      40,256      37,274      26,617     23,210
                                                  --------------------------------------------------------
Operating income                                      4,370       4,662       5,295       4,858      3,945
Other income (expense):
  Interest expense, net                             (15,433)    (14,380)    (13,010)    (10,713)    (7,449)
  Other, net                                           (321)      5,870        (171)       (108)     1,007
                                                  --------------------------------------------------------
  Total other income (expense)                      (15,754)     (8,510)    (13,181)    (10,821)    (6,442)
                                                  --------------------------------------------------------
Loss before income taxes and extraordinary items    (11,384)     (3,848)     (7,886)     (5,963)    (2,497)
Income tax provision                                    134         332         229         149        287
                                                  --------------------------------------------------------
Loss before extraordinary items                     (11,518)     (4,180)     (8,115)     (6,112)    (2,784)
Extraordinary items (a)                                  --          --          --       4,384         --
Cumulative effect of change in accounting
  principle (b)                                          --         165          --          --         --
                                                  --------------------------------------------------------
Net loss                                          $ (11,518)  $  (4,345)  $  (8,115)  $ (10,496)  $ (2,784)
                                                  ========================================================

Other Financial and Operating Data:
Net cash provided by (used in)
  Operating activities                            $  (7,154)  $    (228)  $     718   $     877   $   (417)
  Investing activities                               (2,954)      2,111      (6,704)    (19,976)      (732)
  Financing activities                                 (871)     12,403      (2,185)     29,294       (133)
Cash dividends declared                                  --          --          --     (12,210)      (520)
Media Cashflow (c)                                   10,961      12,079      11,715       9,532      8,043
EBITDA (c)                                            7,940       7,983       8,427       6,917      5,340
Capital expenditures excluding acquisitions          (2,414)     (1,443)     (1,577)       (984)    (1,283)

Statement of Financial Position Data:
Cash and cash equivalents                         $   6,123   $  17,102   $   2,817   $  10,988   $  1,593
Working capital                                       3,534      15,155          23      11,388        948
Intangible and other assets                          27,797      29,053      29,518      28,234      7,980
Total assets                                         74,188      81,119      63,845      64,678     27,484
Total debt (d)                                      136,256     132,615     116,181     110,073     50,516
Members' deficiency                                 (70,253)    (58,769)    (57,424)    (49,325)   (26,620)

Amounts for fiscal 2000, 1999, 1998 and 1997 were restated to reflect the inclusion of T4L.

(a) The extraordinary item in fiscal 1998 reflects a $1.6 million write-off of previously deferred financing costs along with a prepayment penalty of $2.8 million related to the early extinguishment of senior debt.

(b) The cumulative effect of change in accounting principle in fiscal 2000 resulted from the write-off of previously capitalized start-up costs.

(c) The term Media Cashflow represents EBITDA plus incentive plan expense, management fees, time brokerage fees paid, acquisition related consulting expense and interest income from loans made by the Company to Managed Affiliates. EBITDA represents operating income plus depreciation and amortization expense. As used above Media Cashflow and EBITDA include the results of unrestricted subsidiaries and therefore differ from the same terms as defined in the Indenture for the Company's Senior Notes (Indenture). Management fees payable to BMCLP are subordinated, to the extent provided in the Indenture, to the prior payment of the Senior Notes. Although Media Cashflow and EBITDA are not measures of performance calculated in accordance with GAAP, management believes that these measures are useful to an investor in evaluating the Company because these measures are widely used in the media industry to evaluate a media company's operating performance. However, Media Cashflow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statements prepared in accordance with GAAP as measures of liquidity or profitability. In addition, Media Cashflow and EBITDA as determined by the Company may not be comparable to related or similar measures as reported by other companies and do not represent funds available for discretionary use.

(d) Total debt includes the Senior Notes, the Senior Secured Facility (as defined below), secured obligations, mortgage obligations, obligations under capital leases, secured subordinated obligations, appreciation notes, unsecured obligations (including obligations due to affiliates) and performance incentive plan liabilities.

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

         During the year ended February 28, 2001, over 92% of the Stations' advertising revenues were generated from local and regional advertising, which is sold primarily by a Station's sales staff. The remainder of the advertising revenues represents national advertising and network compensation payments. In addition to any commissions paid to its sales staff, the Stations generally pay commissions to advertising agencies on local and regional advertising and to sales representation firms on national advertising. The advertising revenues of a Station generally are highest in the second and fourth calendar quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. During the year ended February 28, 2001, no single customer in any of the Stations' markets provided more than 2% of the Company's revenues.

         In the broadcasting industry, radio stations often utilize trade (or barter) agreements to exchange advertising time for goods or services (such as other media advertising, travel or lodging), in lieu of cash. In order to preserve most of its on-air inventory for cash advertising, the Company generally enters into trade agreements only if the goods or services bartered to the Company will be used in the Company's business. The Company has minimized its use of trade agreements and has sold over 90% of its radio advertising time for cash for the year ended February 28, 2001. In addition, it is the Company's general policy not to pre-empt radio advertising spots paid for in cash with radio advertising spots paid for in trade.

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

         The Newspapers' revenues are derived primarily from advertising and subscription revenues and to a lesser extent, from printing and print distribution revenues. In general, newspaper publications receive revenue for advertising sold to reach readership within its geographical distribution area and its customers' marketing areas. The combined coverage and timing of the numerous weekly publications and the daily publications provide the Newspapers with flexibility and efficiencies to create a competitive advantage in attracting advertisers. As an inducement to its customers, the Newspapers offer advertisers more efficient buys when they purchase ad placement in multiple publications. The Newspapers have a widely diversified customer base, and for the year ended February 28, 2001, no single customer of the Newspapers represented more than 2% of the Company's revenues. The Newspapers' financial results are dependent on a number of factors, particularly those that impact local retail sales, including the general strength of the local and national economies, population growth, local and regional market competition and the perceived relative efficiency of newspapers compared to other advertising media.

         The following table sets forth the percentage of revenues generated by the Company's Stations and Newspapers.

                                  Years Ended February 28 or 29
  Revenues               2001       2000         1999          1998        1997
  ------------------------------------------------------------------------------
  Stations                 39%      40%            40%            54%       51%
  Newspapers               61%      60%            60%            46%       49%
                    ------------------------------------------------------------
                          100%     100%           100%           100%      100%
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

Results of Operations

Year Ended February 28, 2001 Compared to Year Ended February 28, 2000

         Revenues for the year ended February 28, 2001 were $45.8 million, a $.9 million or 2.0% increase from $44.9 million for the prior fiscal year. The Stations' revenues were $17.7 million, down 1.3% from $18.0 million for the prior fiscal year and Newspapers' revenues were $28.1 million, up 4.2% from $27.0 million for the prior fiscal year.

         Stations' revenues, excluding last year's TBA fees from the Missouri radio stations which have been sold, increased $.4 million or 2.4% from the prior fiscal year.

         The Newspapers' revenues increased $1.1 million or 4.2% from the prior fiscal year.

         Operating expenses for the year ended February 28, 2001 were $41.4 million, an increase of $1.2 million or 3.0% from the prior fiscal year.

         The Stations' operating expenses increased $.3 million or 1.8% from the prior fiscal year.

         The Newspapers' operating expenses increased $.9 million over the prior fiscal year. Included in this net increase is an increase of $1.9 million in operating expenses, which were a direct result of the increase in compensation to attract and retain qualified employees in the tightening job market and also an increase in newsprint costs as compared to the prior fiscal year. This amount is offset by a decrease of $1.0 million attributable to the net decrease in non-cash provisions for amortization, depreciation and incentive plan. The change in the incentive plan from the prior year is primarily the result of decreased operating profits of certain newspaper properties.

         As a result of the above, operating income for the year ended February 28, 2001 was $4.4 million, a decrease of $.3 million or 6.3% from the prior fiscal year.

         Other income (expense) for the year ended February 28, 2001 was $15.8 million of net expense, an increase of $7.3 million or 85.1% over the prior comparative period. Of this $7.3 million increase, $6.0 million is from gain on sale of assets of the Missouri properties recognized in fiscal 2000, with the remainder attributable to increases in interest expense associated with the additional borrowing and financing activities of fiscal 1999 and 2000.

Year Ended February 29, 2000 Compared to Year Ended February 28, 1999

         Revenues for the year ended February 29, 2000 were $44.9 million, a $2.3 million or 5.5% increase from $42.6 million for the prior fiscal year. The Stations' revenues were $18.0 million, up 5.2% from $17.1 million for the prior fiscal year and Newspapers' revenues were $27.0 million, up 5.7% from $25.5 million for the prior fiscal year.

         Stations' revenues increased $.9 million or 5.2% from the prior fiscal year. The fiscal 2000 acquisition accounted for $.2 million of this increase with the remainder due to continuing same station growth within each market.

         The Newspapers' revenues increased $1.5 million or 5.7% from the prior fiscal year. Fiscal 2000 and 1999 acquisitions accounted for $1.4 million of the increase.

         Operating expenses for the year ended February 29, 2000 were $40.3 million, an increase of $3.0 million or 8.0% from the prior fiscal year.

         The Stations' operating expenses increased $.6 million or 4.0% from the prior fiscal year. The fiscal 2000 acquisitions accounted for $.2 million of this increase.

         The Newspapers' operating expenses increased $2.4 million over the prior fiscal year. Of this increase, $1.9 million was attributable to the 2000 and 1999 acquisitions; $.9 million was attributable to increases in non-cash provisions for amortization, depreciation and incentive plan. The increase in the incentive plan was due to improved operating profits of certain newspaper properties. Excluding the acquisitions and the non-cash provisions, the Newspapers' operating costs decreased by $.4 million.

         As a result of the above, operating income for the year ended February 29, 2000 was $4.7 million, a decrease of $.6 million or 12% from the prior fiscal year.

         Other income (expense) for the year ended February 29, 2000 was $8.5 million of net expense, a decrease of $4.7 million or 35.4% over the prior comparative period. This is primarily due to the gain on sale of assets of $6.0 million offset by an increase in net interest expense associated with the additional borrowing and financing activities for the acquisitions referenced above.

Liquidity and Capital Resources

         Generally, the Company's operating expenses are paid before its advertising revenues are collected. As a result, working capital requirements have increased as the Company has grown and will likely increase in the future.

         Net cash provided by (used in) operating activities was ($7.2) million, ($.2) million and $.7 million for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

         The increase of $6.9 million in cash used in operating activities in fiscal 2001 from fiscal 2000 is primarily attributable to increased net interest payments and by operating activities.

         The decrease of $.9 million in cash provided by operating activities in fiscal 2000 from fiscal 1999 is primarily attributable to increased net interest payments and by operating activities of the 1999 and 2000 acquisitions.

         Net cash provided by (used in) investing activities was ($3.0) million, $2.1 million and ($6.7) million for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

         The cash used in investing activities for fiscal 2001 is primarily attributable to the purchase of property and equipment along with the payment of the final installment on the acquisition of a new broadcast frequency in Wellington, Colorado (see Note 3 to the Consolidated Financial Statements included in Item 8), offset by the net repayment of loans between related parties and the Managed Affiliate.

         The cash provided by investing activities for fiscal 2000 is primarily attributable to the proceeds from the sale of the Missouri Properties, offset by additional loans to the managed affiliate and related parties, newspaper and radio acquisitions and the purchase of property and equipment.

         The cash used in investing activities for fiscal 1999 is primarily attributable to the additional loans to Managed Affiliates and related parties, a newspaper and a radio acquisition and the purchase of property and equipment.

         Net cash provided by (used in) financing activities was ($.9) million, $12.4 million and ($2.2) million for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

         The cash used in financing activities for the current year is attributable primarily to principal payments on long-term obligations.

         The cash provided by financing activities for fiscal 2000 is attributable primarily to $15 million in proceeds from the Senior Secured Facility entered into during October 1999. The increase was offset by payment of costs associated with the credit facility and principal payments of long-term obligations. Included in the principal payments of long-term obligations was $3 million of Appreciation Notes that were redeemed by proceeds provided by a capital contribution made by Mr. Brill.

         The use of cash for financing activities for fiscal 1999 is attributable primarily to repayments of long-term debt, net of proceeds from borrowings.

         EBITDA was $7.9 million, $8.0 million and $8.4 million for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively. Media Cashflow was $11.0 million, $12.1 million and $11.7 million for the same three comparative periods. The term Media Cashflow represents EBITDA plus incentive plan expense, management fees, time brokerage fees paid, acquisition related consulting expense and interest income from loans made by the Company to Managed Affiliates. EBITDA represents operating income plus depreciation and amortization expense. As used above Media Cashflow and EBITDA include the results of unrestricted subsidiaries and therefore differ from the same terms as defined in the Indenture for the Company's Senior Notes.

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

         The Company has loaned $8.3 million to a Managed Affiliate and received in return a Managed Affiliate Note, which is unsecured, matures on November 15, 2003 and bears interest at a rate of 12% per annum. The Indenture generally limits the Company to $20 million of outstanding loans to Managed Affiliates unless the Company meets certain conditions as described below in "Certain Relationship and Related Transactions". The proceeds of such loans have been used by Managed Affiliates to purchase property, equipment, and intangibles and provide working capital. It is anticipated that similar relationships may be initiated with other affiliates in the future. For the year ended February 28, 2001, the Managed Affiliate reported revenues of $2.5 million, a net loss of $1.0 million and Media Cashflow of $.6 million.

         Long-term obligations include the Company's 12% senior notes due 2007 (Senior Notes). The Senior Notes require semi-annual cash interest payments on each June 15 and December 15 of $6.3 million.

         In October 1999, as permitted under the Indenture, the Company borrowed $15 million under a secured credit facility with a senior lender (the Senior Secured Facility), which matures October 2004. The facility bears interest, payable monthly, at the prime rate plus 1% with a minimum interest rate of 8% per annum (effectively 9.5% at February 28, 2001). The facility restricts the Company from essentially the same defined limitations as contained in the Indenture and includes certain financial covenants with respect to earnings and asset coverage. The facility is secured by substantially all assets of the restricted subsidiaries as defined in the Indenture.

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

         The Company's primary liquidity needs are to fund capital expenditures, provide working capital, meet debt service requirements and make acquisitions. The Company's principal sources of liquidity are cashflow from operations, cash on hand, repayments on notes receivable, proceeds from sales of properties and indebtedness permitted under the Indenture. The Company believes that liquidity from such sources should be sufficient to permit the Company to meet its debt service obligations, capital expenditures and working capital needs for the next 12 months, although additional capital resources may be required in connection with the further implementation of the Company's acquisition strategy.

         In the past, depreciation, amortization, and interest charges have contributed significantly to net losses incurred by the Company, and it is expected that such net losses will continue in the future. On a combined basis, the Company and its predecessors reported a net loss in all five of the prior fiscal years. In the fiscal year ended February 28, 2001, the Company reported a net loss of $11.5 million. While the Company expects that the Subsidiaries' cashflow will improve, the Company nonetheless expects that the Subsidiaries will continue to incur substantial net losses.

          Capital expenditures in fiscal 2001 were $2.4 million of which $.6 million related to Station operations and $1.8 related to Newspaper operations. The Company anticipates that capital expenditures in fiscal 2002 will approximate $1.0 million for existing properties.

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

Income Taxes

         The taxable income or loss of the Company's "S" corporation and limited liability company subsidiaries for federal income tax purposes is passed through to Mr. Brill. Accordingly, the financial statements include no provision for federal income taxes of the Company's "S" corporation or limited liability company subsidiaries. Certain of the Company's subsidiaries are "C" corporations. The "C" corporations are in loss carryforward positions at February 28, 2001 for income tax purposes. As a result of net operating loss carryforwards and temporary differences, the "C" corporations have net deferred tax assets at February 28 or 29, 2001 and 2000 of approximately $8.4 million and $7.6 million, respectively and have established equivalent valuation allowances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk sensitive instruments do not subject the Company to material risk exposures, except for such risks related to interest rate fluctuations. As of February 28, 2001, the Company has debt outstanding of approximately $136.3 million. Senior Notes with a carrying value of $103.4 million have an estimated fair value of approximately $56.7 million. The fair market value of the Company's remaining debt of $32.9 million approximates its carrying value.

         Fixed interest rate debt totals approximately $119.9 million as of February 28, 2001 and includes: the Senior Notes which bear cash interest, payable semiannually, at a rate of 12% until maturity on December 15, 2007; other debt with stated rates of 7% to 10%; and capital leases with effective rates of 12%. The remainder of the debt totaling $16.4 million, or 12% of the total, is variable rate debt. The majority of such debt is the Senior Secured Facility, which currently bears interest at 9.5% (all of which are described in the notes to the financial statements included in Item 8 below).

At February 28, 2001 long-term debt matures as follows:

--------------------- ------------ ----------- ----------- ------------ ----------- ------------- -------------
    Fiscal Year          2002         2003        2004        2005         2006      Thereafter      Total
--------------------- ------------ ----------- ----------- ------------ ----------- ------------- -------------
Senior Notes, net
  of unamortized
  discount of
  $1,594,712     $       --  $       --  $        --  $        --  $         --  $103,405,288  $103,405,288
Senior Secured
  Facility               --          --           --   15,000,000            --            --    15,000,000
Other             1,332,628   1,403,043    3,395,266    1,402,591       808,314     9,508,795    17,850,637
                 ----------  ----------  -----------  -----------  ------------  ------------  ------------
                 $1,332,628  $1,403,043  $ 3,395,266  $16,402,591  $    808,314  $112,914,083  $136,255,925
                 ==========  ==========  ===========  ===========  ============  ============  ============

At February 29, 2000 long-term debt includes:

                                                                      Total
                                                                    ------------
Senior Notes, net
  of unamortized
  discount of
$ 1,829,553                                                        $ 103,170,447
Senior Secured
  Facility                                                            15,000,000
Other                                                                 14,444,357
                                                                    ------------
                                                                    $132,614,804
                                                                    ============

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            Brill Media Company, LLC
                         (A Limited Liability Company)

                       Consolidated Financial Statements

               Years ended February 28 or 29, 2001, 2000 and 1999





                                    Contents

Report of Independent Auditors...............................................33

Consolidated Financial Statements

Consolidated Statements of Financial Position................................34
Consolidated Statements of Operations and Members' Deficiency................35
Consolidated Statements of Cash Flows........................................36
Notes to Consolidated Financial Statements...................................38

                         Report of Independent Auditors

The Members of Brill Media Company, LLC

We have audited the accompanying consolidated statements of financial position of Brill Media Company, LLC as of February 28, 2001 and February 29, 2000, and the related consolidated statements of operations and members' deficiency and cash flows for each of the three years in the period ended February 28, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brill Media Company, LLC at February 28, 2001 and February 29, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                               Ernst & Young LLP
Chicago, Illinois
April 27, 2001

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                  Consolidated Statements of Financial Position

                                                                February 28 or 29
                                                               2001           2000
                                                          -----------------------------
Assets
Current assets:
   Cash and cash equivalents                              $   6,123,340   $  17,101,966
   Accounts receivable, net of allowance for doubtful
     accounts in 2001 -  $233,962 and 2000 - $285,744         5,735,542       5,505,522
   Inventories                                                  533,546         563,493
   Other current assets                                         660,059         532,992
                                                          -----------------------------
Total current assets                                         13,052,487      23,703,973

Notes receivable from managed affiliates                      8,302,167       7,703,166

Property and equipment                                       31,150,125      24,826,645
Less:  Accumulated depreciation                             (10,580,030)     (9,714,759)
                                                          -----------------------------
Net property and equipment                                   20,570,095      15,111,886

Goodwill and FCC licenses, net of accumulated
   amortization in 2001 - $3,371,126 and
   2000 - $2,789,223                                         20,796,324      19,790,361
Covenants not to compete, net of accumulated
   amortization in 2001 - $3,480,556 and
   2000 - $2,488,074                                          2,136,170       3,127,752
Other assets, net                                             4,864,591       6,135,344
Amounts due from related parties                              4,466,268       5,546,334
                                                          -----------------------------
                                                          $  74,188,102   $  81,118,816
                                                          =============================

Liabilities and members' deficiency
Current liabilities:
   Amounts payable to related parties                     $   3,372,480   $   2,123,767
   Accounts payable                                           1,017,897       1,149,041
   Accrued payroll and related expenses                         961,041         973,007
   Accrued interest                                           2,753,111       2,759,999
   Other accrued expenses                                        80,896         267,206
   Current maturities of long-term obligations                1,332,628       1,275,823
                                                          -----------------------------
Total current liabilities                                     9,518,053       8,548,843
Long-term notes and other obligations                       134,923,297     131,338,981
Members' deficiency                                         (70,253,248)    (58,769,008)
                                                          -----------------------------
                                                          $  74,188,102   $  81,118,816
                                                          =============================

See accompanying notes.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

          Consolidated Statements of Operations and Members' Deficiency

                                                                 Years ended February 28 or 29
                                                            2001            2000            1999
                                                         ------------------------------------------
Revenues                                                 $ 45,813,716   $ 44,917,774   $ 42,569,360

Operating expenses:
   Operating departments                                   35,759,544     33,728,523     31,678,699
   Incentive plan                                            (791,000)       276,300       (614,300)
   Management fees                                          2,905,319      2,884,902      2,784,238
   Time brokerage agreement fees, net                              --         19,742         46,429
   Consulting                                                      --         24,990        246,135
   Depreciation                                             2,008,898      1,721,833      1,583,996
   Amortization                                             1,561,523      1,599,699      1,549,296
                                                         ------------------------------------------
                                                           41,444,284     40,255,989     37,274,493
                                                         ------------------------------------------
Operating income                                            4,369,432      4,661,785      5,294,867

Other income (expense):
   Interest income - managed affiliates                       906,333        890,219        825,283
   Interest income- advances from/loans to related
     parties, net                                             407,048        291,586        107,807
   Interest income - other                                    579,237        185,612        338,296
   Interest expense - long-term notes and other
     obligations                                          (16,416,912)   (14,596,720)   (13,678,979)
   Amortization of deferred financing costs                  (908,695)    (1,150,948)      (602,149)
   Gain (loss) on sale of assets, net                        (161,352)     6,038,027          2,700
   Other, net                                                (159,838)      (167,586)      (173,637)
                                                         ------------------------------------------
                                                          (15,754,179)    (8,509,810)   (13,180,679)
                                                         ------------------------------------------
Loss before income taxes, extraordinary item and
   cumulative effect of change in accounting principle    (11,384,747)    (3,848,025)    (7,885,812)
Income tax provision                                          133,592        332,543        229,390
                                                         ------------------------------------------
Loss before extraordinary item and cumulative effect of
   change in accounting principle                         (11,518,339)    (4,180,568)    (8,115,202)
Cumulative effect of change in accounting principle                --        164,808             --
                                                         ------------------------------------------
Net loss                                                  (11,518,339)    (4,345,376)    (8,115,202)
Members' deficiency, beginning of year                    (58,769,008)   (57,423,632)   (49,324,510)
Capital contributions                                          34,099      3,000,000         16,080
                                                         ------------------------------------------
Members' deficiency, end of year                         $(70,253,248)  $(58,769,008)  $(57,423,632)
                                                         ==========================================

See accompanying notes.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                      Consolidated Statements of Cash Flows

                                                               Years ended February 28 or 29
                                                              2001          2000         1999
                                                          -----------------------------------------
Operating activities
Net loss                                                  $(11,518,339)  $(4,345,376)  $(8,115,202)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                           3,570,421     3,321,532     3,133,292
     Amortization of deferred financing costs and
       original issue discount                               1,196,807     5,045,642     5,315,364
     Management fees accrual                                   838,385       784,058       799,748
     Related parties interest accrual                           52,196        26,594        13,249
     Incentive plan accrual                                   (791,000)      276,300      (614,300)
     (Gain) loss on sale of assets, net                        161,352    (6,038,027)       (2,700)
     Cumulative effect of change in accounting principle            --       164,808            --
     Changes in operating assets and liabilities,
       net of the effect of acquisitions:
         Accounts receivable                                  (230,020)     (161,785)   (1,317,487)
         Other current assets                                  (97,120)     (249,646)      305,133
         Accounts payable                                     (131,144)     (184,237)      505,563
         Other accrued expenses                               (205,164)    1,132,279       695,128
                                                          -----------------------------------------
Net cash provided by (used in) operating activities         (7,153,626)     (227,858)      717,788

Investing activities
Purchase of property and equipment                          (2,414,351)   (1,442,689)   (1,576,939)
Purchase of newspapers, net of cash acquired                        --       (55,035)     (557,640)
Purchase of radio stations and FCC licenses                 (1,248,800)   (1,312,200)     (583,707)
Proceeds from sale of radio stations                                --     7,399,928            --
Proceeds from sale of assets                                   218,622       246,455        92,929
Loans to managed affiliates                                   (599,001)     (654,794)     (525,000)
(Increase) decrease in other assets                             35,178      (114,030)      (54,014)
Repayment from (loans to) related parties                    1,054,000    (1,957,000)   (3,500,000)
                                                          -----------------------------------------
Net cash provided by (used in) investing activities         (2,954,352)    2,110,635    (6,704,371)

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                Consolidated Statements of Cash Flows (continued)

                                                            Years ended February 28 or 29
                                                          2001           2000          1999
                                                      -------------------------------------------
Financing activities
Increase (decrease) in amounts payable to related
   parties                                            $    382,470   $    491,467   $   (725,685)
Payment of deferred financing costs and other                   --     (1,470,118)      (503,420)
Principal payments on long-term obligations             (1,466,320)    (6,162,098)    (2,412,548)
Proceeds from long-term borrowings                         179,103     16,543,398      1,440,950
Capital contributions                                       34,099      3,000,000         16,080
                                                      -------------------------------------------
Net cash provided by (used in) financing activities       (870,648)    12,402,649     (2,184,623)
                                                      -------------------------------------------
Net increase (decrease) in cash and cash equivalents   (10,978,626)    14,285,426     (8,171,206)
Cash and cash equivalents at beginning of year          17,101,966      2,816,540     10,987,746
                                                      -------------------------------------------
Cash and cash equivalents at end of year              $  6,123,340   $ 17,101,966   $  2,816,540
                                                      ===========================================
Supplemental disclosures of cash flow information:
     Interest paid                                    $ 16,135,687   $  9,583,670   $  8,668,701
     Income taxes paid:                                    255,958        313,438        130,151

See accompanying notes.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                   Notes to Consolidated Financial Statements

              Years ended February 28 or 29 for 2001, 2000 and 1999

1.  Basis of Presentation and Business

Basis of Presentation

The consolidated financial statements include the accounts of Brill Media Company, LLC and its subsidiaries, all of which are wholly owned (collectively the Company or BMC). BMC's members are directly owned by Alan R. Brill (Mr. Brill). All inter-company balances and transactions have been eliminated in consolidation.

BMC was organized in 1997 as a limited liability company under the laws of the state of Virginia and has a term of 50 years.

Business

The Company is a diversified media enterprise that acquires, develops, manages, and operates radio stations, newspapers and related businesses in middle markets. The Company presently owns, operates or manages thirteen radio stations serving four markets located in Pennsylvania, Kentucky/Indiana, Colorado, and Minnesota/Wisconsin (collectively referred to herein as Radio), and additionally, manages a radio station located in the Kentucky/Indiana market that is owned by an affiliate of the Company - see Note 9. The Company operates integrated newspaper publishing, printing and print advertising distribution operations, providing total-market print advertising coverage throughout a thirty-six county area in the central and northern portions of the lower peninsula of Michigan (collectively referred to herein as News). These operations offer a three-edition daily newspaper, twenty-three weekly publications, two monthly real estate guides, two web offset printing operations for newspaper publications and outside customers, and three private distribution systems.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided under the straight-line method over the estimated useful lives of the various assets as follows:

              Buildings and improvements                   10 to 40 years
              Towers and antennae                          13 to 20 years
              Machinery and equipment                       5 to 25 years
              Broadcast equipment                           3 to 10 years
              Furniture and fixtures                        5 to 10 years

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

Long-Lived Assets

The Company annually considers whether indicators of impairment of long-lived assets held for use (including intangibles) are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows is less than their carrying amounts. The Company recognizes any impairment loss based on the excess of the carrying amount of the assets over their fair value. No impairment loss has been recognized during the three years ended February 28, 2001.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when advertising is aired by Radio or a publication is distributed by News. Radio also receives fees under time brokerage agreements (TBA), which are recognized based on a stated amount per month.

Advertising

Advertising costs are expensed as incurred and totaled $1,233,000, $1,613,000 and $1,419,000 in fiscal 2001, 2000 and 1999 respectively.

Comprehensive Income

Net loss for each of the three years in the period ended February 28, 2001 is the same as comprehensive loss.

Start-Up Costs

The Company adopted AcSEC Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" in the first quarter of fiscal 2000 and wrote-off, as required, approximately $165,000 of previously capitalized start-up costs as a cumulative effect of change in accounting principle. All subsequent start-up or preopening costs are expensed as incurred.

Reclassifications

Certain amounts in the fiscal 2000 consolidated financial statements have been reclassified to conform to the fiscal 2001 presentation.


3.  Acquisitions and Dispositions

In November 1998, the Company acquired three weekly shopping guide publications and a print distribution operation reaching approximately 66,000 households in the northwestern portion of the lower peninsula of Michigan (the 1999 News acquisition). Total consideration was $1,409,000, which consisted of $558,000 in cash and a secured seller note valued at $851,000. The Company also entered into a six-year covenant not to compete valued at $406,000.

In February 1999, the Company purchased radio station KTRR-FM, located in Loveland, Colorado, which it had been operating pursuant to a TBA since
August 5, 1996. The purchase price of $2,134,000 included $584,000 in cash, a note payable of $1,350,000 and a $200,000 nonrefundable payment made in fiscal 1997. The Company also entered into a five-year covenant not to compete valued at $180,000.

In April 1999, the Company acquired a real estate magazine, which has monthly distribution of approximately 20,000 households in the northwestern portion of the lower peninsula of Michigan (the 2000 News acquisition). Total consideration was $217,000, which consisted of $55,000 cash and a secured seller note valued at $162,000. The Company also entered into a six-year covenant not to compete valued at $54,000.

In October 1999, the Company submitted the winning bid of $1,561,000 in accordance with the FCC rules for auctioning broadcast spectrum for a new FM radio broadcast signal in Wellington, Colorado. The Company paid the FCC an initial deposit of $312,000 in October 1999 with the balance due after final FCC authorization. In April 2000, the Company received FCC authorization and licensing of the station was completed and the remaining amount of $1,249,000 was paid. The Company expects to begin broadcasting in fiscal 2002.

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

In November 2000, certain wholly-owned subsidiaries of the Company paid $1,099 in cash to acquire 100% of the membership interests of TSB IV, LLC (T4L), a Virginia limited liability company, pursuant to an Agreement for Transfer of Membership Interest. Simultaneously, Mr. Brill made a capital contribution of $1,099 in cash to the Company. Prior to the transaction, T4L had been a "managed affiliate" of the Company as described in Note 9 and was indirectly owned by Mr. Brill.

The consolidated financial statements give retroactive effect to the acquisition of T4L, which was accounted for similar to a pooling-of-interests due to the related party nature of the transaction. Accordingly, the net assets acquired from T4L were recorded at T4L's book value and the results of operations of the Company include the historical results of operations of T4L.

T4L assets, at book value, included current assets of $394,000, broadcasting equipment of $1,501,000 and intangibles of $5,770,000. T4L liabilities totaled approximately $14 million at November 17, 2000 and included accounts payable, other accrued expenses, a promissory note payable of $12,906,000 to the Company, as well as other purchase money and capital lease obligations including a capitalized lease to a related party.

In addition, for the years ended February 29, 2000 and February 28, 1999 revenues were $2,219,000 and $2,256,000 and net loss was $1,669,000 and $1,513,000, respectively.

Other than the acquisition of T4L, the above acquisitions have been accounted for as purchases, and except where stated otherwise the financial statements include the results of operations from the acquisition dates.

4.  Property and Equipment

Property and equipment consists of the following:

                                             February 28 or 29
                                             2001         2000
                                          ------------------------
              Land                        $   691,100  $   771,100
              Buildings and improvements    9,143,804    4,171,674
              Towers and antennae           2,529,108    2,431,958
              Machinery and equipment       9,465,008    9,012,591
              Broadcast equipment           4,852,304    4,426,922
              Furniture and fixtures        4,468,801    3,512,400
              Construction in progress             --      500,000
                                          ------------------------
                                          $31,150,125  $24,826,645
                                          ========================

Property and equipment includes the following assets under capital leases:

                                              February 28 or 29
                                              2001        2000
                                           ----------------------
               Buildings and improvements  $5,847,602  $1,964,665
               Machinery and equipment        227,838     227,838
               Broadcast equipment            665,332     538,614
               Furniture and fixtures         592,211     371,434
                                           ----------------------
                                           $7,332,983  $3,102,551
                                           ======================

Amortization of property and equipment under capital leases is included with depreciation expense in the statements of operations and members' deficiency.

5.  Other Assets

Other assets consist of the following:


                                                February 28 or 29
                                                2001         2000
                                             ----------------------
            Deferred financing costs         $7,461,161  $7,461,961
            Favorable leasehold rights          215,584     212,384
            Other                               446,430     823,566
                                             ----------------------
                                              8,123,175   8,497,911
            Less:  Accumulated amortization   3,258,584   2,362,567
                                             ----------------------
                                             $4,864,591  $6,135,344
                                             ======================

6.  Income Taxes

The taxable income or loss of the Company's "S" corporation or limited liability company subsidiaries for federal and state income tax purposes is ultimately passed through to Mr. Brill. Accordingly, the financial statements include no provision for federal income taxes of the Company's "S" corporation or limited liability company subsidiaries. Certain of the Company's subsidiaries are "C" corporations. The Company calculates its current and deferred income tax provisions for the "C" corporations using the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

At February 28, 2001, the "C" corporations had net operating loss carryforwards of approximately $19 million for federal income tax purposes which expire in fiscal 2002 through 2021.

As a result of net operating loss carryforwards and temporary differences, the "C" corporations have a net deferred tax asset and have established a valuation allowance as follows:

                                                        February 28 or 29
                                                       2001           2000
                                                    -------------------------
  Gross deferred tax assets:
     Incentive plan expense                         $   649,600   $ 1,199,688
     Net operating loss carryforwards                 7,597,111     6,842,998
     Other                                              177,921       418,898
                                                    -------------------------
                                                      8,424,632     8,461,584
  Gross deferred tax liabilities:
     Deferred gain on replacement assets                     --      (846,456)
                                                    -------------------------
  Net deferred tax asset                              8,424,632     7,615,128
  Valuation allowance                                (8,424,632)   (7,615,128)
                                                    -------------------------
  Net deferred tax asset recognized in the balance
     sheet                                          $        --   $        --
                                                    =========================


Effective January 1, 2001, a "C" corporation subsidiary elected "S" corporation status. Accordingly, the Company reversed all deferred taxes at December 31, 2000 except net operating loss carryforwards. The reversal had no impact on the provision due to an offsetting valuation allowance. The net operating loss carryforwards may be utilized in future years under certain circumstances in accordance with Internal Revenue Service regulations.

In addition, in fiscal 2001, the Company wrote off a deferred tax asset of $3.2 million against the related valuation allowance for net operating loss carryforwards of the Missouri Properties as it was determined the Company would not be able to utilize these net operating losses in future years.


The components of the provision for income taxes are as follows:


                                                Year ended February 28 or 29
                                            2001          2000           1999
                                          --------------------------------------
Current federal tax                       $     --       $ 92,301       $     --
Current state tax                          133,592        240,242        229,390
                                          --------------------------------------
                                          $133,592       $332,543       $229,390
                                          ======================================

The provision or benefit for income taxes for the "C" corporations differs from the amount computed by applying the United States federal income tax rate to income or loss before income taxes, extraordinary item and the cumulative effect of change in accounting principle. A reconciliation of the differences is as follows:

                                                   Year ended February 28 or 29
                                                 2001       2000           1999
                                              --------------------------------------
"C" corporations income tax provision or
   (benefit)at statutory federal tax rate     $(623,308)  $ 1,008,405   $  (912,424)
Increase (decrease) resulting from:
   State income taxes of "C"
     Corporations, net of federal benefit        (1,217)      177,954       (19,516)
   Net operating losses for which the tax
      benefit has not been recorded             733,304            --     1,073,440
   Utilization of net operating loss
     carryforwards                                   --    (1,027,648)           --
   Alternative minimum tax                           --        92,301            --
   Non-"C" corporations income tax provision
     and other, net                              24,813        81,531        87,890
                                              --------------------------------------
Income tax provision                          $ 133,592   $   332,543   $   229,390
                                              ======================================


7.  Long-Term Notes and Other Obligations

Long-term obligations consist of the following:

                                                                            February 28 or 29
                                                                          2001              2000
                                                                    ---------------------------------
Senior unsecured notes (net of unamortized discount of
   $1,594,712 and $1,829,553 respectively)                            $103,405,288      $103,170,447
Senior secured facility                                                 15,000,000        15,000,000
Senior secured obligations, payable either monthly or quarterly          4,418,951         4,691,600
Mortgage obligations, payable monthly                                      978,102           961,507
Capital leases, payable monthly                                          6,839,104         1,795,174
Subordinated secured obligations, payable monthly                        1,994,504         2,390,656
Unsecured obligations, payable monthly                                   1,213,976         1,408,420
Performance incentive plans                                              2,406,000         3,197,000
                                                                    ---------------------------------
                                                                       136,255,925       132,614,804
Less:  Current maturities                                                1,332,628         1,275,823
                                                                    ---------------------------------
                                                                      $134,923,297      $131,338,981
                                                                    =================================

The Company has $105,000,000 of senior unsecured notes (the Senior Notes) due in 2007. The Senior Notes bear cash interest, payable semiannually, at a rate of 12%. The Senior Notes were issued at a discount of approximately $10,539,000, which is being amortized to yield an effective interest rate of 12.2%. The Senior Notes are only redeemable at the Company's option in the event of an initial public offering or beginning December 15, 2002, at the following redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest:


                  Periods Beginning December 15,               Redemption Price
                  ------------------------------------------------------------
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

Brill Media Management, Inc., a wholly-owned subsidiary of BMC and the co-issuer of the Senior Notes, has minimal assets and liabilities ($100 cash and $100 capital at February 28, 2001 and at February 29, 2000) and no income or expenses since its formation in October 1997.

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

In October 1999, as permitted under the Indenture governing the Senior Notes (the Indenture), the Company borrowed $15 million under a secured credit facility with a senior lender (the Senior Secured Facility), which matures October 2004. The facility bears interest, payable monthly, at the prime rate plus 1% (effectively 9.5% at February 28, 2001) with a minimum interest rate of 8% per annum. The facility restricts the Company from essentially the same defined limitations as contained in the Indenture and includes certain financial covenants with respect to earnings and asset coverage. The facility is secured by substantially all assets of the restricted subsidiaries, as defined in the Senior Notes.

The senior secured obligations include approximately $2.5 million of obligations payable in quarterly installments including interest at the stated rate of 7% with the final installments of approximately $1.9 million due February 2004 and a $1.35 million obligation payable monthly in interest only installments at prime plus 1% until December 2001, then in quarterly payments of principal and interest until February 2009.

Subordinated secured obligations include approximately $1.2 million of obligations payable in monthly installments including interest, at varying interest rates until July 2006 and a $790,000 obligation payable monthly, with interest at the stated rate of 7%, through October 2008 with a final installment of $153,000 due November 2008.

The senior secured obligations, mortgage obligations and subordinated secured obligations are secured by the respective property for which the loan was initiated, and are effectively senior in right of payment to the Senior Notes and the Senior Secured Facility.

During fiscal 2001, 2000 and 1999, the Company entered into new capital leases totaling $5,614,000, $1,511,000, and $195,000 respectively.

In addition to the obligations described above, the Company has approximately $1.2 million of unsecured obligations, which are stated net of imputed interest and are payable through 2009.

The Company has performance incentive plans with certain executives, which are recorded as long-term obligations. Such plans accumulate value based on certain defined performance factors. The executives were fully vested at February 28, 2001. Payments under the terms of the plans would commence only upon the death, disability, retirement, or termination of employment of an executive, and can be made at the discretion of the Company in amounts and on terms no less favorable to the executive than quarterly payments of 2.5% of the vested amount.

Aggregate maturities of long-term obligations during the next five years are as follows:

                  Fiscal Year                                      Amount
                  ------------------------------------------------------------

                  2002                                           $1,332,628
                  2003                                            1,403,043
                  2004                                            3,395,266
                  2005                                           16,402,591
                  2006                                              808,314

The estimated fair market value of the Senior Notes was approximately $56.7 million at February 28, 2001, based on the average trading price at that date. The fair market value of the Company's remaining long-term debt approximates its carrying value.

8.  Commitments

The Company leases certain land, buildings, and equipment. Rent expense for fiscal 2001, 2000 and 1999 was $500,000, $599,000, and $426,000, respectively.
Future minimum lease payments under operating leases that have initial or remaining noncancelable terms in excess of one year as of February 28, 2001, are as follows:

                  Fiscal Year                                    Amount
                  ----------------------------------------------------------

                  2002                                          $314,940
                  2003                                           272,301
                  2004                                           162,650
                  2005                                            45,173
                  2006                                            22,209
                  Thereafter                                     239,426


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

9.  Transactions With Related Parties

Brill Media Company, LP (BMCLP), owned indirectly by Mr. Brill, is a group executive management operation, which provides supervisory activities and certain corporate-wide administrative services to the Company. BMCLP earns a fee, paid monthly as permitted, based on a percentage of revenue under standard contractual arrangements. The Company was charged management fees by BMCLP in fiscal 2001, 2000, and 1999 of $2,905,000, $2,885,000 and $2,784,000,
respectively. The payment of management fees is subordinated to the payment of the Company's obligations under the Senior Notes.

The Company has a management agreement and a loan with an affiliate, owned by Mr. Brill, which operates a radio station in the same market as the Company. In accordance with the management agreement, the managed affiliate pays a fixed management fee plus a variable fee based on performance, as defined. The Company earned a management fee from the managed affiliate of $120,000 in each of fiscal 2001, 2000 and 1999.

At February 28, 2001 and February 29, 2000, the note receivable from the managed affiliate totaled $8,302,000 and $7,703,000 respectively. The note receivable bears interest at 12%, payable semi-annually. Principal and any outstanding accrued interest is due November 2003. The Senior Notes indenture generally limits the Company to $20 million of outstanding loans to managed affiliates.

Capital leases with related parties were $6,510,000 at February 28, 2001 and $1,331,000 at February 29, 2000. The interest expense on these leases was $600,000, $48,000 and $19,000 for fiscal 2001, 2000 and 1999, respectively, and is included in interest expense from long-term notes and other obligations in the accompanying statements of operations.

At February 28, 2001, amounts due from related parties includes a $3,000,000 note receivable plus accrued interest of $34,000 from an affiliate which operates a radio station in one of the Company's markets. This note bears interest at the prime rate payable annually until maturity on December 31, 2003. Also included in amounts due from related parties are notes receivable from officers of $500,000 plus accrued interest of $19,000. The five year notes bear interest at 6%, payable annually, with principal due March 2003. In addition, the Company has notes receivable of $903,000 plus accrued interest of $10,000 from certain related parties, which owns a radio facility, leased by the Company. The note bears interest at the prime rate plus 1% payable annually on December 31 of each year until maturity on November 30, 2004.

At February 28, 2001, amounts payable to related parties include accrued management fees of $2,630,000 and other operating payables of $742,000. At February 29, 2000, amounts payable to related parties include accrued management fees of $1,792,000 and other operating payables of $332,000.

10.  Operating Segments

The Company has two operating segments: operation of AM and FM radio stations and publication of daily and weekly newspapers and shoppers.

Information for the years ended February 28 or 29, 2001, 2000 and 1999, regarding the Company's major operating segments is presented in the following table:

                                                      Radio             News             Total
                                               --------------------------------------------------
Revenues:
   2001                                        $ 17,723,494      $ 28,090,222     $ 45,813,716
   2000                                          17,953,605        26,964,169       44,917,774
   1999                                          17,058,179        25,511,181       42,569,360
Operating income:
   2001                                           1,332,997         3,036,435        4,369,432
   2000                                           1,859,499         2,802,286        4,661,785
   1999                                           1,577,499         3,717,368        5,294,867
Total assets:
   2001                                          43,905,915        30,282,187       74,188,102
   2000                                          45,249,876        35,868,940       81,118,816
   1999                                          38,693,634        25,151,621       63,845,255
Depreciation and amortization expense:
   2001                                           1,862,355         1,708,066        3,570,421
   2000                                           1,796,665         1,524,867        3,321,532
   1999                                           1,811,435         1,321,857        3,133,292
Capital expenditures:
   2001                                             577,561         1,836,790        2,414,351
   2000                                             477,738           964,951        1,442,689
   1999                                             962,355           614,584        1,576,939

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

The following table sets forth certain information with regard to Media's principal executive officers and directors as of February 28, 2001.

  Name                     Age     Position
  ------------------------------------------------------------------------------
  Alan R. Brill            58      Director, President and CEO
  Robert M. Leich          58      Director
  Philip C. Fisher         62      Director
  Clifton E. Forrest       52      Director, Vice President (Newspapers) and
                                   Assistant Secretary
  Charles W. Laughlin      72      Director
  Alan L. Beck             49      Vice President (Radio)
  Donald C. TenBarge       43      Vice President, CFO, Secretary and Treasurer

         Information concerning the experience and affiliations of the directors and executive officers of Media is as set forth below.

         ALAN R. BRILL, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Brill founded the Company's predecessor beginning in 1981 and has worked in the media industry for 28 years. Prior to starting the Company, after Peace Corps service in Ecuador, Mr. Brill joined Arthur Young & Co. in New York City where he practiced as a CPA with a diversified clientele. In 1972, he joined a new, publicly traded real estate investment trust in Atlanta as a senior financial and administrative executive. The trust was involved in short and long-term real estate loans, primarily to proprietary hospitals. In 1973, he was recruited by Worrell Newspapers, Inc., a large, privately-owned newspaper group headquartered in Charlottesville, Virginia, as its chief financial officer and named to the company's Board of Directors. As a senior executive in the company, Mr. Brill was involved in or responsible for all the company's numerous acquisitions and financings, had a role in most significant operating matters and built a small television group for the company. Soon after the founder transferred his ownership interest to his son and withdrew from the business, Mr. Brill left Worrell to form the Company's predecessor in 1981. Mr. Brill earned a B.A. in economics and mathematics from DePauw University and an M.B.A. from Harvard Business School. Mr. Brill is a Certified Public Accountant.

         ROBERT M. LEICH, DIRECTOR. Mr. Leich is President of Diversified Healthcare, Inc., and successor to Charles Leich & Co., one of the country's largest independent drug distributors. He is a director of Old National Bank, Evansville, Indiana and of the National Wholesale Druggists Association. He has served on the board of numerous civic and business organizations. Mr. Leich graduated from Yale University and received his M.B.A. degree from Indiana University at Bloomington.

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

         CLIFTON E. FORREST, DIRECTOR AND VICE PRESIDENT (NEWSPAPERS). Mr. Forrest joined the Company's predecessors in 1981 as publisher of CMN. In 1987, he moved to Evansville to become a senior officer of BMCLP. His responsibilities consist of managing the publishing, printing and distribution areas and overseeing employee benefit plans, risk management programs, personnel issues, and certain other matters. Mr. Forrest has 35 years of industry experience including 10 years at Worrell Newspapers, Inc. where he served in various roles publishing daily and weekly newspapers in five different states. Mr. Forrest earned a B.A. degree with an emphasis in journalism, marketing, advertising and industrial sociology from Wichita State University.

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

         ALAN L. BECK, VICE PRESIDENT (RADIO). Mr. Beck joined the Company's predecessor in 1985 as President/General Manager of the Pennsylvania Stations. After two years, he moved to the BMCLP where he became Vice President-Radio Group Operations. Currently, his major responsibilities include supervising the Stations and promotional companies through the general managers, and acting as a resource for other operations. Mr. Beck has 24 years of experience in all facets of the radio and television industries. Mr. Beck earned a B.A. degree in marketing from Southern Illinois University.

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

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company to Mr. Brill, as its President, Chief Executive Officer and Treasurer, in all capacities during the periods indicated. The Company did not pay any of its executive officers salary and bonus in excess of $100,000 in fiscal 2001.

                           SUMMARY COMPENSATION TABLE

                                                                            Annual Compensation
                                                                     Other Annual          All Other
  Name and Principal Position      Year      Salary      Bonus       Compensation         Compensation
  ------------------------------ --------- ------------ --------- ------------------- ---------------------
  Alan R. Brill, President,        2001        $0          $0             $0                   $0
  CEO and Director
                                   2000        $0          $0             $0                   $0

Mr. Brill and the other executive officers received no compensation from the Company. All such persons also serve as officers of, and receive compensation from, BMCLP. BMCLP provides management services to the Company and also to affiliated and unaffiliated entities other than the Company pursuant to administrative management agreements. During fiscal 2001, fiscal 2000 and fiscal 1999, BMCLP earned approximately $2.9 million, $2.9 million and $2.8 million, respectively, for such services to the Company. See "Certain Relationships and Related Transactions."

Options/SAR Grants in Fiscal 2001

         The following table sets forth certain information with respect to option grants made to Mr. Brill for the fiscal year ended February 28, 2001.

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
                                                            PERCENT OF                                          VALUE AT ASSUMED
                                      NUMBER OF               TOTAL                                              ANNUAL RATES OF
                                     SECURITIES            OPTIONS/SARS                                            STOCK PRICE
                                     UNDERLYING             GRANTED TO         EXERCISE                         APPRECIATION FOR
                                    OPTIONS/ SARS          EMPLOYEES IN         PRICE       EXPIRATION            OPTION TERM
NAME                                  GRANTED               FISCAL YEAR         ($/SH)        DATE                 5%       10%
-----------------------------------------------------------------------------------------------------------------------------------
Alan R. Brill                            0                    N/A               N/A           N/A                  $0       $0

                                 AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 2001 AND 2000
                                             FISCAL YEAR-END OPTION/SAR VALUES

                                                                              NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                          SHARES                             UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS/
                                        ACQUIRED ON                          OPTIONS/SARS AT FISCAL           SARS AT FISCAL YEAR-
                                        EXERCISE              VALUE        YEAR-END, EXERCISABLE/             END, EXERCISABLE/
NAME                                      (#)(1)             REALIZED ($)      UNEXERCISABLE (#)                UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------------------
Alan R. Brill                               0                 $0                    0                               $0

         The Company made no grants to Mr. Brill of options or stock appreciation rights, and Mr. Brill did not exercise any stock or appreciation rights, in the fiscal year ended February 28, 2001. Mr. Brill held no options or SARs of the Company as of February 28, 2001.

Incentive Plan Agreements and Compensation of Directors

         The Company has entered into performance incentive plan agreements (Plans) with Clifton E. Forrest with respect to the Newspapers' business and Alan L. Beck with respect to the Stations' business (the Executives) in their capacities as executives of the Company. The Plans are valued annually based on certain defined performance criteria. As of February 28, 2001, vested interests of the Executives in the Plans totaled approximately $.2 million for Mr. Forrest and $1.6 million for Mr. Beck. Payments under the Plans will commence only upon fulfillment of certain contingencies, including the Executive's death, disability, retirement, or employment termination and can be paid, at the Company's option, in amounts not to exceed quarterly payments of 2.5% of the Executive's vested amount. The Company also participates in a defined contribution profit sharing plan to which all Company employees may make voluntary contributions.

         In the year ended February 28, 2001, Thompson & McMullan, P.C. (to which Mr. Laughlin is of counsel) received approximately $275,000 in fees from the Company. Additionally, Messrs. Leich, Fischer and Laughlin received compensation as Directors for Media in fiscal 2001 in the combined amount of $45,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Mr. Brill is the ultimate owner of all of the equity of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since their organization or acquisition, each Subsidiary or affiliate owner of a Newspaper or Station has paid management fees to Brill Media Company, L.P. (BMCLP) pursuant to management agreements (Administrative Management Agreements). BMCLP is a limited partnership whose limited partner is Northwest Radio, Inc., an affiliate owned indirectly by Mr. Brill, and whose general partner is Brill Media Company, Inc., also an affiliate of the Company also owned by Mr. Brill. Acting pursuant to such Administrative Management Agreements, BMCLP is responsible for and provides to the Stations and Newspapers long-range strategic planning, management support and oversight, establishment of primary policies and procedures, resource allocation, accounting and auditing, regulatory and legal compliance and support, license renewals and the evaluation of potential acquisitions. In addition, executives of BMCLP visit the Company's Stations and Newspapers on a frequent basis to review performance, to assist local management with programming, production, sales, and recruiting efforts, to develop, implement, and verify overall Station and Newspaper operating and marketing strategies, and, most importantly, to remain aware of developments in each market. The executives of BMCLP are the same persons that are executives of BMC (see "Directors and Executive Officers of the Registrant"), for which they presently receive no compensation from the Company.

         Pursuant to such Administrative Management Agreements, BMCLP earns an annual fee, paid monthly as permitted, equal to ten percent of each Station's net cash revenues and five percent of each of the Newspapers' net cash revenues. Non-operating Subsidiaries and affiliates pay a nominal flat fee for any such service received. For fiscal 2001, 2000 and 1999 the aggregate amount of such Administrative Management Agreement fees charged to Subsidiaries was approximately $2.9 million, $2.9 million, $2.8 million, respectively.

         Pursuant to reimbursement agreements, from time to time third-party services or products (such as insurance coverage) may be provided to one or more of the Company, its Subsidiaries, or their affiliates, in which case such costs are reimbursed on a ratable basis to the provider, which may be BMCLP, the Company, or another Subsidiary or affiliate.

         From time to time one or more of the Subsidiaries may provide management services to a Managed Affiliate on an agreed fee basis for services rendered. Such fees generally consist of a nominal fixed fee plus a variable additional fee based upon the Managed Affiliate's performance. One of the Company's Subsidiaries, Tri-State Broadcasting, Inc. (Tri-State) has entered into such an agreement (Tri-State Agreement) with a Managed Affiliate, TSB III, LLC, the owner of Stations WSTO-FM and WVJS-

AM licensed to Owensboro, Kentucky. The entity is wholly owned indirectly by Mr. Brill. Pursuant to the Tri-State Agreement, Tri-State will receive from the Managed Affiliate a monthly fee of $10,000 and an additional annual fee based upon such Managed Affiliate's financial performance. The Company charged the Managed Affiliate $120,000 for the year ended February 28, 2001, for such services.

         During fiscal 2001, the Company entered into $1.7 million in capital leases on market rental terms with a related affiliate, owned indirectly by Mr. Brill, for use of operating facilities and equipment for Stations in the companies Indiana/Kentucky market. Also in fiscal 2001, the Company entered into a $3.6 million capital lease on market rental terms with a related affiliate, owned indirectly by Mr. Brill, for use of operating facilities for the Newspapers in Mt. Pleasant, Michigan.

         The Company entered into $1.2 million in capital leases on market rental terms with an affiliate, owned indirectly by Mr. Brill, for use of a studio facility and equipment in it's Minnesota market during fiscal 2000. Also during fiscal 2000, the Company advanced the affiliate $903,000 towards the renovation of the facility. The note bears interest at the prime rate plus 1% payable annually on December 31 of each year until maturity on November 30, 2004.

         From time to time various Company Subsidiaries and affiliates have entered into loan transactions between themselves, which transactions are duly recorded in the appropriate Company books and records and the annual effects of which are fully reflected in the Company's financial statements.

         During fiscal 1999, the Company advanced $3.0 million to an affiliate, which operates a radio station in one of the Company's markets. The note bears interest at the prime rate, payable annually until maturity on December 31, 2003. Also during this period, the Company advanced $500,000 to officers. The notes bear interest at 6%, payable annually, with principal due March 2003.

         The Company has loaned $8.3 million to the Managed Affiliate and received in return therefore a Managed Affiliate Note, which is unsecured, matures on November 15, 2003 and bears interest at a rate of 12% per annum. The proceeds of such loans have been used by the Managed Affiliate to purchase property, equipment, and intangibles and to provide working capital. Total interest income earned by the Company on this loan totaled $.9 million for the year ended February 28, 2001. It is anticipated that similar relationships may be initiated with other affiliates in the future. No transaction may cause the aggregate principal amount of Managed Affiliate Notes then outstanding to exceed $20.0 million unless: (i) the Board of Directors, including a majority of the disinterested members of the Board, determines that the terms of the transaction are no less favorable than those that could be obtained at the time of such transaction in arms-length dealings with a person who is not an "Affiliate";
(ii) the Company obtains a written opinion of an independent investment bank of nationally recognized standing that the transaction is fair to the Company from a financial point of view; and (iii) the

Company at the time of the transaction is able to make a "Restricted Payment" (as such terms are defined in the Indenture) in an amount equal to such excess amount.

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

         (a)(1) FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company are attached hereto (located under Item 8 Financial Statements and Supplementary Data):

         Report of Independent Auditors

         Consolidated Statements of Financial Position at February 28, 2001 and February 29, 2000

         Consolidated Statements of Operations and Members' Deficiency for the Years Ended February 28 or 29, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the Years Ended February 28 or 29, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES The following financial statement schedule is set forth herein: Schedule II - Valuation and Qualifying Accounts and Reserves.

                            Brill Media Company, LLC
          Schedule II - Valuation and Qualifying Accounts and Reserves

                                                                               Deductions -
                                                                                 Amounts
                                                 Balance at     Charged to     Written Off
                                                Beginning of     Costs and        Net of        Balance at
                 Description                       Period        Expenses       Recoveries    End of Period
---------------------------------------------- --------------- -------------- --------------- ---------------
Year ended February 28, 2001:
     Allowance for doubtful accounts              $  285,744    $  534,744     $ (586,526)      $  233,962
Year ended February 29, 2000:
     Allowance for doubtful accounts              $  231,697    $  486,921     $ (432,874)      $  285,744
Year ended February 28, 1999:
     Allowance for doubtful accounts              $  182,050    $  482,836     $ (433,189)      $  231,697

         All other statements and schedules have been omitted because they are not required under related instructions, are inapplicable or are immaterial, or the information is shown in the consolidated financial statements of the Company or the notes thereto.

         (a)(3) EXHIBITS

         The following exhibits are furnished with this report:


Exhibit Number            Description of Exhibits
--------------            -----------------------
           99             Press Release

         (a)(4) REPORTS ON FORM 8-K

         The Company during the fiscal fourth quarter filed, and amended, a Report on Form 8-K dated November 17, 2000 to report the acquisition of an affiliate TSB IV, LLC. The report included the following financial statements as exhibits thereto:

(a)      Financial Statements of Business Acquired - TSB IV, LLC

         (1)  Report of Independent Auditor's
         (2) Statements of Financial Position as of February 28 or 29, 2000, 1999, 1998
         (3) Statements of Operations and Members' Deficiency for the years ended February 28 or 29, 2000, 1999, 1998
         (4) Statements of Cash Flows for the years ended February 28 or 29, 2000, 1999, 1998
         (5)  Notes to Financial Statements

(a)1     Financial Statements of Business Acquired - TSB IV, LLC
         (1)  Statements of Financial Position as of August 31, 2000 and 1999

         (2) Statements of Operations and Members' Deficiency for the six months ended August 31, 2000 and 1999
         (3) Statements of Cash Flows for the six months ended August 31, 2000 and 1999
         (4)  Notes to Financial Statements
(b)      Pro Forma Financial Information of Brill Media Company, LLC
         (1) Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended February 29, 2000
         (2) Notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended February 29, 2000
         (3) Unaudited Pro Forma Condensed Consolidated Statement of Financial Position as of August 31, 2000
         (4) Notes to Unaudited Pro Forma Condensed Consolidated Statement of Financial Position as of August 31, 2000
         (5) Unaudited Pro Forma Condensed Consolidated Statement of Operations for the six months ended August 31, 2000
         (6) Notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations for the six months ended August 31, 2000

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BRILL MEDIA COMPANY, LLC

                                    By: BRILL MEDIA MANAGEMENT, INC.,
                                        Manager


May 24, 2001                        By /s/ Alan R. Brill
                                    ----------------------------------
                                    Alan R. Brill
                                    DIRECTOR, PRESIDENT AND CHIEF
                                    EXECUTIVE OFFICER

May 24, 2001                        By /s/ Donald C. TenBarge
                                    ----------------------------------
                                    Donald C. TenBarge
                                    VICE PRESIDENT, CHIEF FINANCIAL
                                    OFFICER, SECRETARY AND TREASURER
                                    (PRINCIPAL FINANCIAL
                                    AND ACCOUNTING OFFICER)

May 24, 2001                        By /s/ Robert M. Leich
                                    ----------------------------
                                    Robert M. Leich
                                    DIRECTOR

May 24, 2001                        By /s/ Philip C. Fisher
                                    -------------------------------
                                    Philip C. Fisher
                                    DIRECTOR

May 24, 2001                        By /s/ Clifton E. Forrest
                                    -----------------------------
                                    Clifton E. Forrest
                                    DIRECTOR AND VICE PRESIDENT


May 24, 2001                        By /s/ Charles W. Laughlin
                                    ------------------------------
                                    Charles W. Laughlin
                                    DIRECTOR

                                  EXHIBIT INDEX


            Exhibit Number  Description of Exhibits
            --------------  -----------------------
                        99  Press Release