Form 10-Q
period 2001-05-31
BRILL MEDIA CO LLC
filed 2001-07-16
CIK 1052567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X             QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
-----           SECURITIES  EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001
                -------------------------------------------

                                       OR

                TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----           SECURITIES  EXCHANGE ACT OF 1934

                For the transition period from             to             .
                                               -----------    ------------

                Commission File Number:  333-44177
                                        -----------


                            BRILL MEDIA COMPANY, LLC
                            ------------------------
             (Exact name of registrant as specified in its charter)

                               Virginia           52-2071822
                               -----------------------------
                  (State of Formation) (I.R.S. Employer Identification No.)

                              420 N.W. Fifth Street
                            Evansville, Indiana 47708
                    (address of principal executive offices)

                                 (812) 423-6200
                                 --------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12 (b) of the Act: None
                                                             ----

Securities registered pursuant to Section 12 (g) of the Act: None
                                                             ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X     YES               NO
------           -------

                                TABLE OF CONTENTS


   PART NO.    ITEM NO.                                                 Page No.
--------------------------------------------------------------------------------

     I           1      FINANCIAL STATEMENTS
                        Consolidated Statements of Financial Position
                        as of May 31, 2001 and February 28, 2001              3

                        Consolidated Statements of Operations and
                        Members' Deficiency for the Three Months
                        Ended May 31, 2001 and 2000                           4

                        Consolidated Statements of Cash Flows for the
                        Three Months Ended May 31, 2001 and 2000              5

                        Notes to Consolidated Financial Statements            6

                 2      MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS                                 8

                 3      QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK                        13


    II           6      EXHIBITS AND REPORTS ON
                        FORM 8-K                                             13

PART I

ITEM 1.  FINANCIAL STATEMENTS

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                  Consolidated Statements of Financial Position

                                                            May 31         February 28
                                                             2001              2001
                                                       ------------------------------------
                                                          (Unaudited)
 Assets
  Current assets:
    Cash and cash equivalents                             $  5,119,021     $  6,123,340
    Accounts receivable, net                                 6,781,026        5,735,542
    Inventories                                                502,255          533,546
    Other current assets                                       801,844          660,059
                                                       ------------------------------------
  Total current assets                                      13,204,146       13,052,487

  Notes receivable from managed affiliates                   8,584,595        8,302,167

  Property and equipment                                    31,264,083       31,150,125
  Less:  Accumulated depreciation                          (11,132,404)     (10,580,030)
                                                       ------------------------------------
  Net property and equipment                                20,131,679       20,570,095

  Goodwill and FCC licenses, net                            20,655,031       20,796,324
  Covenants not to compete, net                              1,888,051        2,136,170
  Other assets, net                                          4,633,108        4,864,591
  Amounts due from related parties                           4,545,871        4,466,268
                                                       ------------------------------------
                                                          $ 73,642,481     $ 74,188,102
                                                       ====================================

  Liabilities and members' deficiency
  Current liabilities:
    Amounts payable to related parties                    $  2,666,035    $   3,372,480
    Accounts payable                                         1,338,437        1,017,897
    Accrued payroll and related expenses                       948,636          961,041
    Accrued interest                                         5,881,674        2,753,111
    Other accrued expenses                                     101,222           80,896
    Current maturities of long-term obligations              1,321,903        1,332,628
                                                       ------------------------------------
  Total current liabilities                                 12,257,907        9,518,053
  Long-term notes and other obligations                    134,689,989      134,923,297
  Members' deficiency                                      (73,305,415)     (70,253,248)
                                                       ------------------------------------
                                                          $ 73,642,481     $ 74,188,102
                                                       ====================================



See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

          Consolidated Statements of Operations and Members' Deficiency
                                   (Unaudited)


                                                    Three Months Ended May 31
                                                       2001          2000
                                                  ------------------------------

Revenues                                           $ 11,432,306 $  11,792,330

Operating expenses:
  Operating departments                               8,838,228     8,653,582
  Management fees                                       737,759       763,076
  Time brokerage agreement fees, net                      3,000             -
  Depreciation                                          552,372       476,845
  Amortization                                          390,988       387,007
                                                  ------------------------------
                                                     10,522,347    10,280,510
                                                  ------------------------------
Operating income                                        909,959     1,511,820

Other income (expense):
  Interest income - managed affiliates                  282,428       235,601
  Interest income- advances from/loans to
    related parties, net                                 76,274       114,613
  Interest income - other                                47,459       221,838
  Interest expense - long-term notes and
    other obligations                                (4,051,535)   (3,999,539)
  Amortization of deferred financing costs             (227,402)     (218,206)
  Loss on sale of assets, net                                 -       (17,296)
  Other, net                                            (36,724)      (40,931)
                                                  ------------------------------
                                                     (3,909,500)   (3,703,920)
                                                  ------------------------------
Loss before income taxes                             (2,999,541)   (2,192,100)
Income tax provision                                     52,626        58,003
                                                  ------------------------------
Net loss                                             (3,052,167)   (2,250,103)
Members' deficiency, beginning of period            (70,253,248)  (58,769,008)
Capital contributions                                         -         2,000
                                                  ------------------------------
Members' deficiency, end of period                 $(73,305,415) $(61,017,111)
                                                  ==============================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    Three Months Ended May 31
                                                       2001          2000
                                                  ------------------------------
Operating activities
Net loss                                            $(3,052,167)  $(2,250,103)

Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                       943,360       863,852
    Amortization of deferred financing costs and        291,583       287,645
      original issue discount
    Management fees accrual                             107,761       281,040
    Related parties interest accrual                   (109,246)      (76,228)
    Loss on sale of assets, net                               -        17,296
    Changes in operating assets and liabilities,
      net of the effect of acquisitions:
        Accounts receivable                          (1,045,484)   (1,567,428)
        Other current assets                           (110,494)     (107,807)
        Accounts payable                                320,540       615,945
        Other accrued expenses                        3,136,484     3,296,908
                                                  ------------------------------
Net cash provided by operating activities               482,337     1,361,120

Investing activities
Purchase of property and equipment                     (113,958)     (650,753)
Purchase of radio stations and FCC licenses                   -    (1,248,800)
Proceeds from sale of assets                                  -        27,261
Loans to managed affiliates                            (282,428)            -
Decrease in other assets                                  2,502        17,562
                                                  ------------------------------
Net cash used in investing activities                  (393,884)   (1,854,730)

Financing activities
Increase (decrease) in amounts payable to
  related parties                                      (784,558)      328,388
Payment of deferred financing costs and other                 -       (30,503)
Principal payments on long-term obligations            (308,214)     (334,278)
Proceeds from long-term borrowings                            -        79,177
Capital contributions                                         -         2,000
                                                  ------------------------------
Net cash provided by (used in) financing
  activities                                         (1,092,772)       44,784
                                                  ------------------------------
Net decrease in cash and cash equivalents            (1,004,319)     (448,826)
Cash and cash equivalents at beginning of period      6,123,340    17,101,966
                                                  ------------------------------
Cash and cash equivalents at end of period          $ 5,119,021   $16,653,140
                                                  ==============================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

1.      Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of Brill Media Company, LLC (BMC) and its subsidiaries, all of which are wholly owned (collectively the Company). BMC's members are directly owned by Alan R. Brill (Mr. Brill). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included along with the elimination of all intercompany balances and transactions. Operating results for the three-month period ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 2001.

2.      Dispositions and Acquisitions

        In November 2000, certain wholly-owned subsidiaries of the Company paid $1,099 in cash to acquire 100% of the membership interest of TSB IV, LLC (T4L), a Virginia limited liability company, pursuant to an Agreement for Transfer of Membership Interest. Simultaneously, Mr. Brill made a capital contribution of $1,099 in cash to the Company. Prior to the transaction, T4L had been a "managed affiliate" of the Company as described in Note 9 to the consolidated financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended February 28, 2001 and was indirectly owned by Mr. Brill.

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

        Media has minimal assets and liabilities ($100 cash and $100 capital at May 31, 2001 and February 28, 2001) and no income or expenses since its formation in October 1997.

        In October 1999, as permitted under the Indenture governing the Senior Notes (the Indenture), the Company borrowed $15 million under a secured credit facility with a senior lender (the Senior Secured Facility), which matures October 2004. The Senior Secured Facility bears interest, payable monthly, at the prime rate plus 1% (effectively 8.0% at May 31, 2001) with a minimum interest rate of 8% per annum and restricts the Company from essentially the same defined limitations as contained in the Indenture and includes certain financial covenants with respect to earnings and asset coverage. The Senior Secured Facility is secured by substantially all assets of the restricted subsidiaries, as defined in the Indenture.

4.      Operating Segments

        The Company has two operating segments: operation of AM and FM radio stations and publication of daily and weekly newspapers and shoppers. Information for the three month period ended May 31, regarding the Company's major operating segments is presented in the following table:

                                      Three Months Ended May 31
                                         2001           2000
                                    --------------------------------

Revenues:
     Radio                            $ 4,276,562    $ 4,495,463
     News                               7,155,744      7,296,867
                                    --------------------------------
Total                                  11,432,306     11,792,330

Operating income:
   Radio                                  324,166        568,571
   News                                   585,793        943,249
                                    --------------------------------
Total                                     909,959      1,511,820

Total assets:
     Radio                             43,084,289     50,616,689
     News                              30,558,192     34,440,176
                                    --------------------------------
Total                                  73,642,481     85,056,865

Depreciation and amortization
  expense:
     Radio                                468,480        463,097
     News                                 474,880        400,755
                                    --------------------------------
Total                                     943,360        863,852

Capital expenditures:
     Radio                                 45,719        202,766
     News                                  68,239        447,987
                                    --------------------------------
Total                                     113,958        650,753



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information and Basis of Presentation

        The Company is a diversified media enterprise that acquires, develops, manages and operates radio stations, newspapers and related businesses in middle markets. The Company presently owns, operates or manages thirteen radio stations (the Stations) serving four markets located in Pennsylvania, Kentucky/Indiana, Colorado and Minnesota/Wisconsin. The Company's newspaper businesses (the Newspapers) operate integrated newspaper publishing, printing and print advertising distribution operations, providing total-market print advertising coverage throughout a thirty-six-county area in the central and northern portions of the lower peninsula of Michigan. This operation offers a two-edition daily newspaper, twenty-three weekly publications, two monthly real estate guides, two web offset printing operations for Newspapers' publications and outside customers and three private distribution systems.
Mr. Brill founded the business and began its operations in 1981. The Company's overall operations, including its sales and marketing strategy, long-range planning and management support services are managed by Brill Media
Company, L.P., a limited partnership indirectly owned by Mr. Brill.

Results of Operations

        The Company's unaudited consolidated financial statements tend not to be directly comparable from period to period due to both completed and pending acquisitions and dispositions. These activities are identified in the notes to the audited and unaudited consolidated financial statements of the Company.

Three Months Ended May 31, 2001 Compared to Three Months Ended May 31, 2000

        Revenues for the three months ended May 31, 2001 were $11.4 million, a $.4 million or 3% decrease from the prior comparative period. For the current quarter, Stations' revenues represented $4.3 million and Newspapers' revenues represented $7.1 million.

        Stations' revenues decreased $.2 million or 5% from the prior comparative period. This decrease is due to a slower economy and a weaker demand for advertising.

        The Newspapers' revenues decreased $.1 million or 2% from the prior comparative period.

        Operating expenses for the three months ended May 31, 2001 were $10.5 million, a $.2 million or 2% increase from the prior comparative period.

        The Stations' operating expenses remained constant with the same prior year comparative period.

        The Newspapers' operating expenses increased $.2 million or 2% from the prior comparative period.

        As a result of the above, operating income for the three months ended May 31, 2001 was $.9 million, a decrease of $.6 million or 40% from the prior comparative period.

        Other expense for the three months ended May 31, 2001 was $3.9 million, an increase of $.2 million or 6% over the prior comparative period, primarily due to decreased interest income.

        Net loss for the three months ended May 31, 2001 was $3 million, an increase in loss of $0.8 million or 35.6% over the prior comparative period. This is primarily due to reduced revenue and the increases in operating expenses, as well as a decrease in interest income as noted above.


Liquidity and Capital Resources

        Generally, the Company's operating expenses are paid before its advertising revenues are collected. As a result, working capital requirements have increased as the Company has grown and will likely increase in the future.

        Net cash provided by operating activities was $.5 million for the three months ended May 31, 2001. The decrease of $.9 million from the comparative fiscal 2001 period is primarily attributable to the increased net loss offset by the timing related to the collection of receivables and the payment of operating expenses.

        Net cash used in investing activities was $.4 million for the three months ended May 31, 2001. The cash used in investing activities for the current reporting period is primarily attributable to purchase of property and equipment and additional loans to the managed affiliate. The additional $1.5 million in cash used in investing activities during the prior comparative reporting period was related to the final payment made to the FCC for the Wellington, Colorado license coupled with the expenditure for property and equipment.

        Net cash used in financing activities was $1.1 million for the three months ended May 31, 2001. The cash used in financing activities for the current reporting period is attributable primarily to the decrease in amounts payable to related parties and payments of long-term obligations. The decrease of $1.1 million in cash provided by financing activities from the prior comparative reporting period is related primarily to the decrease in amounts payable to related parties.

        Media Cashflow was $2.9 million and $3.4 million for the three-month periods ended May 31, 2001 and 2000, respectively. Media Cashflow represents EBITDA plus incentive plan expense, management fees, time brokerage fees paid, acquisition related consulting expense, and interest income from loans made by the Company to the Managed Affiliate. EBITDA represents operating income plus depreciation and amortization expense. Media Cashflow and EBITDA as used above include the results of unrestricted subsidiaries and therefore differ from the same terms as defined in the Indenture.

        Although Media Cashflow and EBITDA are not measures of performance calculated in accordance with GAAP, management believes that they are useful measures in evaluating the Company and that measurements of cashflow are widely used in the media industry to evaluate a media company's performance. However, Media Cashflow and EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statements prepared in accordance with GAAP as a measure of liquidity or profitability. In addition, the terms Media Cashflow and EBITDA as determined by the Company may not be comparable to related or similar measures as reported by other companies and do not represent funds available for discretionary use.

        The Company has loaned $8.6 million to a Managed Affiliate and received in return a Managed Affiliate Note, which is unsecured, matures on November 15, 2003 and bears interest at the rate of 12% per annum. For the three month period ended May 31, 2001, the Managed Affiliate reported revenue of $.6 million, net loss of $.3 million and Media Cashflow of $.2 million.

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

        During the three month period ended May 31, 2001, the Company has expended $.1 million to purchase property and equipment and projects approximately $.9 million will be required during the remainder of fiscal 2001.

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

Forward-Looking Statements

        Certain items in this Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate" and similar expressions. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, risks and uncertainties relating to leverage, the need for additional funds, integration of the recently completed acquisitions, the ability of the Company to achieve certain cost savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio and newsprint as a communication/advertising medium and changing consumer tastes. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk sensitive instruments do not subject the Company to material risk exposures, except for such risks related to interest rate fluctuations. As of May 31, 2001, the Company has debt outstanding of approximately $136.0 million. Senior Notes with a carrying value of $103.5 million have an estimated fair value of approximately $52.6 million. The fair market value of the Company's remaining debt of $32.5 million approximates its carrying value.

        Fixed interest rate debt totals approximately $119.6 million as of May 31, 2001 and includes: the Senior Notes which bear cash interest, payable semiannually, at a rate of 12% until maturity on December 15, 2007; other debt with stated rates of 7% to 10%; and capital leases with effective rates of 12%. The remainder of the debt totaling $16.4 million, or 12% of the total, is variable rate debt. The majority of such debt is the Senior Secured Facility, which currently bears interest at 8.0% (all of which are described in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended February 28, 2001).


At May 31, 2001 long-term debt matures as follows:
                                            (in Millions)
==========================================================================================
   Fiscal Year        2002      2003      2004     2005      2006    Thereafter    Total
------------------------------------------------------------------------------------------
Senior Notes,         $  -      $  -      $  -     $  -      $  -     $103.5      $103.5
 net of
 unamortized
 discount of
 $1.5
Senior Secured
 Facility                                           15.0                            15.0
Other                  1.3       1.4       3.4       1.4       .8        9.2        17.5
                   ----------------------------- ------------------------------ ----------
                      $1.3      $1.4      $3.4     $16.4    $  .8     $112.7      $136.0
                   -----------------------------------------------------------------------


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are furnished with this report:
        Exhibit 99 - Press Release

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BRILL MEDIA COMPANY, LLC

                             By: BRILL MEDIA MANAGEMENT, INC.,
                                                Manager


July 16, 2001                By: /s/ Alan R. Brill
                             ----------------------------------
                             Alan R. Brill
                             DIRECTOR, PRESIDENT AND CHIEF
                             EXECUTIVE OFFICER



July 16, 2001                By: /s/ Donald C. TenBarge
                             ----------------------------------
                             Donald C. TenBarge
                             VICE PRESIDENT, CHIEF FINANCIAL
                             OFFICER, SECRETARY AND TREASURER
                             (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                  EXHIBIT INDEX
Exhibit Number                                       Description of Exhibits
-----------------------------------------------------------------------------
99                                                              Press Release