Form 10-Q
period 2001-08-31
BRILL MEDIA CO LLC
filed 2001-10-12
CIK 1052567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X             QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
-----           SECURITIES  EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001
                ----------------------------------------------

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

  X     YES               NO
------           -------

                                TABLE OF CONTENTS


    PART NO.  ITEM NO.                                                  Page No.
--------------------------------------------------------------------------------

      I         1        FINANCIAL STATEMENTS
                         Consolidated Statements of Financial Position
                         as of August 31, 2001 and February 28, 2001         3


                         Consolidated Statements of Operations and
                         Members' Deficiency for the Three Months
                         and Six Months Ended August 31, 2001 and 2000       4

                         Consolidated Statements of Cash Flows for the
                         Six Months Ended August 31, 2001 and 2000           5

                         Notes to Consolidated Financial Statements          6

                2        MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS                               8

                3        QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK                      13


      II        6        EXHIBITS AND REPORTS ON
                         FORM 8-K                                           14

PART I

ITEM 1.  FINANCIAL STATEMENTS


                                            Brill Media Company, LLC
                                          (A Limited Liability Company)

                                  Consolidated Statements of Financial Position


                                                                           August 31           February 28
                                                                             2001                  2001
                                                                   --------------------------------------------
                                                                         (Unaudited)
   Assets
   Current assets:
      Cash and cash equivalents                                          $  1,511,119         $  6,123,340
      Accounts receivable, net                                              6,921,369            5,735,542
      Inventories                                                             413,579              533,546
      Other current assets                                                    647,479              660,059
                                                                   --------------------------------------------
   Total current assets                                                     9,493,546           13,052,487

   Notes receivable from managed affiliates                                 8,622,845            8,302,167

   Property and equipment                                                  31,405,124           31,150,125
   Less:  Accumulated depreciation                                        (11,816,698)         (10,580,030)
                                                                   --------------------------------------------
   Net property and equipment                                              19,588,426           20,570,095

   Goodwill and FCC licenses, net                                          20,514,197           20,796,324
   Covenants not to compete, net                                            1,642,100            2,136,170
   Other assets, net                                                        4,405,519            4,864,591
   Amounts due from related parties                                         3,688,757            4,466,268
                                                                   --------------------------------------------
                                                                         $ 67,955,390         $ 74,188,102
                                                                   ============================================

   Liabilities and members' deficiency
   Current liabilities:
      Amounts payable to related parties                                 $  3,077,898         $  3,372,480
      Accounts payable                                                      1,256,232            1,017,897
      Accrued payroll and related expenses                                    992,313              961,041
      Accrued interest                                                      2,728,299            2,753,111
      Other accrued expenses                                                  156,710               80,896
      Current maturities of long-term obligations                           1,389,478            1,332,628
                                                                   --------------------------------------------
   Total current liabilities                                                9,600,930            9,518,053
   Long-term notes and other obligations                                  134,916,984          134,923,297
   Members' deficiency                                                    (76,562,524)         (70,253,248)
                                                                   --------------------------------------------
                                                                         $ 67,955,390         $ 74,188,102
                                                                   ============================================

See accompanying notes to the consolidated financial statements.

                                             Brill Media Company, LLC
                                          (A Limited Liability Company)


                         Consolidated Statements of Operations and Members' Deficiency
                                                 (Unaudited)

                                          Three Months Ended August 31          Six Months Ended August 31
                                             2001             2000                 2001             2000
                                      ----------------------------------   ------------------------------------
Revenues                                  $ 11,422,734    $ 11,940,251         $ 22,855,040    $ 23,732,581

Operating expenses:
   Operating departments                     8,866,359       9,064,097           17,704,587      17,717,679
   Management fees                             732,130         743,180            1,469,889       1,506,256
   Time brokerage agreement fees, net            3,000               -                6,000               -
   Depreciation                                691,397         498,094            1,243,769         974,939
   Amortization                                388,872         394,591              779,860         781,598
                                      ----------------------------------   ------------------------------------
                                            10,681,758      10,699,962           21,204,105      20,980,472
                                      ----------------------------------   ------------------------------------
Operating income                               740,976       1,240,289            1,650,935       2,752,109

Other income (expense):
   Interest  - managed affiliates              263,262         234,335              545,690         469,936
   Interest - advances from/loans to
     related parties, net                      110,956         (32,678)             187,230          81,935
   Interest  - other                             7,057         133,416               54,516         355,254
   Interest - long-term notes and
     other obligations                      (4,022,219)     (3,900,624)          (8,073,754)     (7,900,163)
   Amortization of deferred financing
     costs                                    (227,581)       (228,408)            (454,983)       (446,614)
   Gain (loss) on sale of assets, net              600        (113,541)                 600        (130,837)
   Other, net                                  (42,890)        (39,182)             (79,614)        (80,113)
                                      ----------------------------------   ------------------------------------
                                            (3,910,815)     (3,946,682)          (7,820,315)     (7,650,602)
                                      ----------------------------------   ------------------------------------
Loss before income taxes                    (3,169,839)     (2,706,393)          (6,169,380)     (4,898,493)
Income tax provision                            87,270          36,874              139,896          94,877
                                      ----------------------------------   ------------------------------------
Net loss                                    (3,257,109)     (2,743,267)          (6,309,276)     (4,993,370)
Members' deficiency, beginning of
   period                                  (73,305,415)    (61,017,111)         (70,253,248)    (58,769,008)
Capital contributions                                -           2,000                    -           4,000
                                      ----------------------------------   ------------------------------------
Members' deficiency, end of period        $(76,562,524)   $(63,758,378)        $(76,562,524)   $(63,758,378)
                                      ==================================   ====================================

See accompanying notes to the consolidated financial statements.

                                      Brill Media Company, LLC
                                   (A Limited Liability Company)

                              Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                      Six Months Ended August 31
                                                                        2001              2000
                                                               --------------------------------------
Operating activities
Net loss                                                            $(6,309,276)      $(4,993,370)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                                    2,023,629         1,756,537
     Amortization of deferred financing costs and original
       issue discount                                                   583,625           588,560
     Management fees accrual                                            357,190          (512,324)
     Related parties interest accrual                                   (29,346)         (380,846)
     (Gain) loss on sale of assets, net                                    (600)          130,837
     Changes in operating assets and liabilities, net of the
       effect of acquisitions:
         Accounts receivable                                         (1,185,827)       (1,108,667)
         Other current assets                                           132,547          (129,448)
         Accounts payable                                               238,335           434,705
         Other accrued expenses                                          82,274           195,905
                                                               --------------------------------------
Net cash used in operating activities                                (4,107,449)       (4,018,111)

Investing activities
Purchase of property and equipment                                     (261,504)         (978,878)
Purchase of radio stations and FCC licenses                                   -        (1,248,800)
Proceeds from sale of assets                                                  -           250,532
(Loans to) repayments from managed affiliates                          (320,678)           75,000
Decrease in other assets                                                    432            15,223
                                                               --------------------------------------
Net cash used in investing activities                                  (581,750)       (1,886,923)

Financing activities
Increase in amounts payable to related parties                          155,088           140,895
Payment of deferred financing costs and other                                 -           (36,503)
Principal payments on long-term obligations                            (638,110)         (683,726)
Proceeds from long-term borrowings                                      560,000            94,366
Capital contributions                                                         -             4,000
                                                                  --------------------------------------
Net cash provided by (used in) financing activities                      76,978           (480,968)
                                                                  --------------------------------------
Net decrease in cash and cash equivalents                            (4,612,221)        (6,386,002)
Cash and cash equivalents at beginning of period                      6,123,340         17,101,867
                                                                  --------------------------------------
Cash and cash equivalents at end of period                          $ 1,511,119        $10,715,865
                                                                  ======================================


See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of Brill Media Company, LLC (BMC) and its subsidiaries, all of which are wholly owned (collectively the Company). BMC's members are directly owned by Alan R. Brill (Mr. Brill). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included along with the elimination of all intercompany balances and transactions. Operating results for the three-month period and six month period ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 2001.

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

         Media has minimal assets and liabilities ($100 cash and $100 capital at August 31, 2001 and February 28, 2001) and no income or expenses since its formation in October 1997.

         In October 1999, as permitted under the Indenture governing the Senior Notes (the Indenture), the Company borrowed $15 million under a secured credit facility with a senior lender (the Senior Secured Facility), which matures October 2004. The Senior Secured Facility bears interest, payable monthly, at the prime rate plus 1% (effectively 8.0% at August 31, 2001) with a minimum interest rate of 8% per annum and restricts the Company from essentially the same defined limitations as contained in the Indenture and includes certain financial covenants with respect to earnings and asset coverage. The Senior Secured Facility is secured by substantially all assets of the restricted subsidiaries, as defined in the Indenture.

4.       Recently Issued Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141, which became effective on July 1, 2001, eliminated the use of pooling of interests for all business combinations initiated after June 29, 2001 and also established specific criteria for the recognition of intangible assets separate from goodwill. SFAS 142 requires that a company no longer amortize the goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. The Company is required to adopt SFAS142 on March 1, 2002 and is currently evaluating the full impact this standard will have on the consolidated financial statements. SFAS 142 could have a material impact on the financial statements as amortization of goodwill and certain other intangible assets represents a significant expense for the Company.

5.       Operating Segments

         The Company has two operating segments: operation of AM and FM radio stations and publication of daily and weekly newspapers and shoppers. Information for the three month period and six month period ended August 31, regarding the Company's major operating segments is presented in the following table:

                                                Three Months Ended August 31      Six Months Ended August 31
                                                   2001              2000             2001           2000
                                            --------------------------------------------------------------------
Revenues:
     Radio                                       $ 4,517,430       $ 4,665,195       $ 8,793,992     $ 9,160,658
     News                                          6,905,304         7,275,056        14,061,048      14,571,923
                                            --------------------------------------------------------------------
Total                                             11,422,734        11,940,251        22,855,040      23,732,581

Operating income:
    Radio                                            471,699           569,141           795,865       1,137,712
    News                                             269,277           671,148           855,070       1,614,397
                                            --------------------------------------------------------------------
Total                                                740,976         1,240,289         1,650,935       2,752,109

Total assets:
     Radio                                        39,998,977        46,909,233        39,998,977      46,909,233
     News                                         27,956,413        34,657,697        27,956,413      34,657,697
                                            --------------------------------------------------------------------
Total                                             67,955,390        81,566,930        67,955,390      81,566,930

Depreciation and amortization expense:
     Radio                                           463,659           466,091           932,139         929,188
     News                                            616,610           426,594         1,091,490         827,349
                                            --------------------------------------------------------------------
Total                                              1,080,269           892,685         2,023,629       1,756,537

Capital expenditures:
     Radio                                            45,058           169,601            90,767         372,367
     News                                            102,498           158,524           170,737         606,511
                                            --------------------------------------------------------------------
Total                                                147,556           328,125           261,504         978,878


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

Three Months Ended August 31, 2001 Compared to Three Months Ended
August 31, 2000

         Revenues for the three months ended August 31, 2001 were $11.4 million, a $.5 million or 4% decrease from the prior comparative period. For the current quarter, Stations' revenues represented $4.5 million and Newspapers' revenues represented $6.9 million.

         Stations' revenues decreased $.1 million or 3% from the prior comparative period and the Newspapers' revenues decreased $.4 million or 5% from the prior comparative period. Both decreases were due to a slower economy and a weaker demand for advertising.

         Operating expenses for the three months ended August 31, 2001 were $10.7 million, which remained unchanged from the prior comparative period.

         As a result of the above, operating income for the three months ended August 31, 2001 was $.7 million, a decrease of $.5 million or 40% from the prior comparative period.

         Other expense for the three months ended August 31, 2001 was $3.9 million, which remained unchanged from the prior comparative period.

         Net loss for the three months ended August 31, 2001 was $3.2 million, an increase in loss of $0.5 million or 19% over the prior comparative period. This was primarily due to reduced revenue.

Six Months Ended August 31, 2001 Compared to Six Months Ended August 31, 2000

         Revenues for the six months ended August 31, 2001 were $22.8 million, a $.9 million or 4% decrease from the prior comparative period. For the year to date, Stations' revenues represented $8.8 million and Newspapers' revenues represented $14.0 million.

         Stations' revenues decreased $.4 million or 4% from the prior comparative period and the Newspapers' revenues decreased $.5 million or 4% from the prior comparative period. Both decreases were due to a slower economy and a weaker demand for advertising.

         Operating expenses for the six months ended August 31, 2001 were $21.2 million, a $.2 million or 1% increase from the prior comparative period.

         As a result of the above, operating income for the six months ended August 31, 2001 was $1.6 million, a decrease of $1.1 million or 40% from the prior comparative period.

         Other expense for the six months ended August 31, 2001 was $7.8 million, a $.2 million or 2% increase from the prior comparative period.

Net loss for the six months ended August 31, 2001 was $6.3 million, an increase in loss of $1.3 million or 26% over the prior comparative period. This difference is primarily due to a decrease in revenues and interest income combined with an increase in depreciation expense.

Liquidity and Capital Resources

         Generally, the Company's operating expenses are paid before its advertising revenues are collected. As a result, working capital requirements have increased as the Company has grown and will likely increase in the future.

         Net cash used in operating activities was $4.1 million for the six months ended August 31, 2001. The increase of $.1 million from the comparative fiscal 2001 period is primarily attributable to the increased net loss offset by the timing related to the collection of receivables and the payment of operating expenses, management fees and related party interest.

         Net cash used in investing activities was $.6 million for the six months ended August 31, 2001. The cash used in investing activities for the current reporting period is primarily attributable to purchase of property and equipment and additional loans to the managed affiliate. The additional $1.3 million in cash used in investing activities during the prior comparative reporting period was related to the final payment made to the FCC for the Wellington, Colorado license coupled with the expenditure for property and equipment net of the proceeds received from the sale of property.

         Net cash provided by financing activities was $.1 million for the six months ended August 31, 2001. The cash provided by financing activities for the current reporting period is attributable primarily to proceeds from long-term borrowings and the increase in amounts payable to related parties offset by payments of long-term obligations. The increase of $.6 million in cash provided by financing activities from the prior comparative reporting period is related primarily to the increase of proceeds from long-term borrowings in the current period.

         Media Cashflow was $5.7 million and $6.5 million for the six-month periods ended August 31, 2001 and 2000, respectively. Media Cashflow represents EBITDA plus incentive plan expense, management fees, time brokerage fees paid, acquisition related consulting expense, and interest income from loans made by the Company to the Managed Affiliate. EBITDA represents operating income plus depreciation and amortization expense. Media Cashflow and EBITDA as used above include the results of unrestricted subsidiaries and therefore differ from the same terms as defined in the Indenture.

         Although Media Cashflow and EBITDA are not measures of performance calculated in accordance with GAAP, management believes that they are useful measures in evaluating the Company and that measurements of cash flow are widely used in the media industry to evaluate a media company's performance. However, Media Cashflow and EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statements prepared in accordance with GAAP as a measure of liquidity or profitability. In addition, the terms Media Cashflow and EBITDA as determined by the Company may not be comparable to related or similar measures as reported by other companies and do not represent funds available for discretionary use.

         The Company has loaned $8.6 million to a Managed Affiliate and received in return a Managed Affiliate Note, which is unsecured, matures on November 15, 2003 and bears interest at the rate of 12% per annum. For the six month period ended August 31, 2001, the Managed Affiliate reported revenues of $1.3 million, net loss of $.5 million and Media Cashflow of $.4 million.

         The Senior Notes require semi-annual cash interest payments on each June 15 and December 15 of $6.3 million until maturity.

         The Company's ability to pay interest on the Senior Notes and the Senior Secured Facility when due, and to satisfy its other obligations, depends upon its future operating performance, and its ability to obtain funding from other sources, and will be affected by financial, business, market, technological, competitive and other conditions, developments, pressures, and factors, many of which are beyond the control of the Company. The Company is highly leveraged, and many of its competitors are believed to operate with much less leverage and to have significantly greater operating and financial flexibility and resources.

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

         The Company's primary liquidity needs are to fund capital expenditures, provide working capital and meet debt service requirements. Historically, the Company's principal sources of liquidity have been cash on hand, cash flow from operations, repayments on notes receivable, proceeds from sales of properties and indebtedness permitted under the Indenture. The Company has limited ability to incur additional indebtedness under the Indenture, and to meet its liquidity needs during the next 12 months, the Company may need to receive a prepayment on its notes receivable, or to sell some of its properties. The Company cannot give any assurance that it will be able to achieve either of these alternatives.

         The Company and Mr. Brill are actively exploring alternatives to restructure the capital of the Company. These alternatives may include a sale or transfer of part or all of the equity ownership of the Company, a sale of properties of the Company, purchases of the Senior Notes at market prices by related or unrelated buyers, or a combination of these or other measures. The Company cannot provide any assurance that any of these alternatives will be consummated, and cannot provide any assurance that consummation of these measures would benefit the holders of the Senior Notes.

         During the six month period ended August 31, 2001, the Company has expended $.3 million to purchase property and equipment and projects approximately $.7 million will be required during the remainder of fiscal 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk sensitive instruments do not subject the Company to material risk exposures, except for such risks related to interest rate fluctuations. As of August 31, 2001, the Company has debt outstanding of approximately $136.3 million. Senior Notes with a carrying value of $103.5 million have an estimated fair value of approximately $39.9 million. The fair market value of the Company's remaining debt of $32.8 million approximates its carrying value.

         Fixed interest rate debt totals approximately $119.9 million as of August 31, 2001 and includes: the Senior Notes which bear cash interest, payable semiannually, at a rate of 12% until maturity on December 15, 2007; other debt with stated rates of 7% to 10%; and capital leases with effective rates of 12%. The remainder of the debt totaling $16.4 million, or 12% of the total, is variable rate debt. The majority of such debt is the Senior Secured Facility, which currently bears interest at 8.0% (all of which are described in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended February 28, 2001).

At August 31, 2001 long-term debt matures as follows:
                                                     (in Millions)
-------------------------------------------------------------------------------------------------------------
    Fiscal Year          2002         2003        2004        2005        2006      Thereafter      Total
-------------------------------------------------------------------------------------------------------------
Senior Notes, net
  of unamortized
  discount of $1.5       $  -         $  -        $  -        $  -        $  -        $103.5        $103.5
Senior Secured
  Facility                                                     15.0                                   15.0
Other                     1.4          1.4         3.4          1.4          .8          9.4          17.8
                         ------------------------------------------------------------------------------------
                         $1.4         $1.4        $3.4        $16.4       $  .8       $112.9         $136.3
                         ------------------------------------------------------------------------------------


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


                             BRILL MEDIA COMPANY, LLC

                             By: BRILL MEDIA MANAGEMENT, INC.,
                                 Manager


October 12, 2001             By: /s/ Alan R. Brill
                             ----------------------------------
                             Alan R. Brill
                             DIRECTOR, PRESIDENT AND CHIEF
                             EXECUTIVE OFFICER



October 12, 2001             By: /s/ Donald C. TenBarge
                             ----------------------------------
                             Donald C. TenBarge
                             VICE PRESIDENT, CHIEF FINANCIAL
                             OFFICER, SECRETARY AND TREASURER
                             (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                  EXHIBIT INDEX
Exhibit Number                                       Description of Exhibits
-----------------------------------------------------------------------------
99                                                              Press Release