Form 10-Q
period 2001-11-30
BRILL MEDIA CO LLC
filed 2002-01-14
CIK 1052567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------      EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

                                OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------      EXCHANGE ACT OF 1934

             For the transition period from             to             .
                                            -----------    ------------

             Commission File Number:  333-44177
                                     -----------


                            BRILL MEDIA COMPANY, LLC
                            ------------------------
             (Exact name of registrant as specified in its charter)

                  Virginia                  52-2071822
                  ------------------------------------
            (State of Formation) (I.R.S. Employer Identification No.)

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

  X     YES               NO
------           -------

                                TABLE OF CONTENTS


    PART NO.   ITEM NO.                                                 Page No.
--------------------------------------------------------------------------------

      I           1       FINANCIAL STATEMENTS
                          Consolidated Statements of Financial Position
                          as of November 30, 2001 and February 28, 2001       3

                          Consolidated Statements of Operations and
                          Members' Deficiency for the Three Months
                          and Nine Months Ended November 30, 2001
                          and 2000                                            4

                          Consolidated Statements of Cash Flows for the
                          Nine Months Ended November 30, 2001 and 2000        5

                          Notes to Consolidated Financial Statements          6

                  2       MANAGEMENT'S DISCUSSION AND
                          ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS                               8

                  3       QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK                      13


      II          6       EXHIBITS AND REPORTS ON
                          FORM 8-K                                           14

PART I

ITEM 1.  FINANCIAL STATEMENTS

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                  Consolidated Statements of Financial Position

                                                                          November 30          February 28
                                                                             2001                  2001
                                                                   --------------------------------------------
                                                                        (Unaudited)
   Assets
   Current assets:
      Cash and cash equivalents                                         $     526,941        $   6,123,340
      Accounts receivable, net                                              6,630,178            5,735,542
      Inventories                                                             424,035              533,546
      Other current assets                                                    580,903              660,059
                                                                   --------------------------------------------
   Total current assets                                                     8,162,057           13,052,487

   Notes receivable from managed affiliates                                 8,879,526            8,302,167

   Property and equipment                                                  31,493,743           31,150,125
   Less:  Accumulated depreciation                                        (12,345,434)         (10,580,030)
                                                                   --------------------------------------------
   Net property and equipment                                              19,148,309           20,570,095

   Goodwill and FCC licenses, net                                          20,373,455           20,796,324
   Covenants not to compete, net                                            1,400,356            2,136,170
   Other assets, net                                                        4,231,944            4,864,591
   Amounts due from related parties                                         4,765,003            4,466,268
                                                                   --------------------------------------------
                                                                        $  66,960,650        $  74,188,102
                                                                   ============================================

   Liabilities and members' deficiency
   Current liabilities:
      Amounts payable to related parties                               $    3,175,271        $   3,372,480
      Accounts payable                                                      1,081,192            1,017,897
      Accrued payroll and related expenses                                  1,058,934              961,041
      Accrued interest                                                      5,874,711            2,753,111
      Other accrued expenses                                                  185,918               80,896
      Current maturities of long-term obligations                         121,344,278            1,332,628
                                                                   --------------------------------------------
   Total current liabilities                                              132,720,304            9,518,053
   Long-term notes and other obligations                                   14,893,729          134,923,297
   Members' deficiency                                                    (80,653,383)         (70,253,248)
                                                                   --------------------------------------------
                                                                        $  66,960,650        $  74,188,102
                                                                   ============================================


See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

          Consolidated Statements of Operations and Members' Deficiency
                                   (Unaudited)

                                          Three Months Ended November 30        Nine Months Ended November 30
                                             2001               2000               2001               2000
                                       ----------------------------------------------------------------------------
Revenues                                  $  10,939,583    $  11,889,006       $  33,794,623     $  35,621,586

Operating expenses:
   Operating departments                      9,236,256        9,328,759          26,940,843        27,046,437
   Management fees                              694,334          756,181           2,164,223         2,262,437
   Time brokerage agreement fees, net             3,000               --               9,000                --
   Depreciation                                 571,318          521,127           1,815,087         1,496,066
   Amortization                                 384,142          386,905           1,164,002         1,168,503
                                       ----------------------------------------------------------------------------
                                             10,889,050       10,992,972          32,093,155        31,973,443
                                       ----------------------------------------------------------------------------
Operating income                                 50,533          896,034           1,701,468         3,648,143

Other income (expense):
   Interest  - managed affiliates               256,909          228,993             802,599           698,929
   Interest - advances from/loans to
     related parties, net                        56,918          (78,572)            244,148            12,671
   Interest  - other                              1,168          104,456              55,684           459,710
   Interest - long-term notes and
     other obligations                       (4,089,232)      (4,058,239)        (12,162,986)      (11,967,710)
   Amortization of deferred financing
     costs                                     (227,578)        (238,047)           (682,561)         (684,661)
   Loss on sale of assets, net                  (18,264)          (2,134)            (17,664)         (132,971)
   Other, net                                   (39,656)         (42,118)           (119,270)         (122,231)
                                       ----------------------------------------------------------------------------
                                             (4,059,735)      (4,085,661)        (11,880,050)      (11,736,263)
                                       ----------------------------------------------------------------------------
Loss before income taxes                     (4,009,202)      (3,189,627)        (10,178,582)       (8,088,120)
Income tax provision                             81,657           49,046             221,553           143,923
                                       ----------------------------------------------------------------------------
Net loss                                     (4,090,859)      (3,238,673)        (10,400,135)       (8,232,043)
Members' deficiency, beginning of
   period                                   (76,562,524)     (63,758,378)        (70,253,248)      (58,769,008)
Capital contributions                                --            2,000                  --             6,000
                                       ----------------------------------------------------------------------------
Members' deficiency, end of period        $ (80,653,383)   $ (66,995,051)      $ (80,653,383)    $ (66,995,051)
                                       ============================================================================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                          (A Limited Liability Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Nine Months Ended November 30
                                                                      2001              2000
                                                               --------------------------------------
Operating activities
Net loss                                                          $ (10,400,135)     $ (8,232,043)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                    2,979,089         2,664,569
     Amortization of deferred financing costs and original
       issue discount                                                   875,956           896,948
     Management fees accrual                                            527,625           243,724
     Related parties interest accrual                                    37,724          (166,587)
     Loss on sale of assets, net                                         17,664           132,971
     Changes in operating assets and liabilities, net of the
       effect of acquisitions:
         Accounts receivable                                           (894,636)       (1,272,812)
         Other current assets                                           188,667          (324,513)
         Accounts payable                                                63,295           259,380
         Other accrued expenses                                       3,324,515         3,303,207
                                                               --------------------------------------
Net cash used in operating activities                                (3,280,237)       (2,495,156)

Investing activities
Purchase of property and equipment                                     (411,096)       (1,380,822)
Purchase of radio stations and FCC licenses                                  --        (1,248,800)
Proceeds from sale of assets                                              6,810           248,396
(Loans to) repayments from managed affiliates                          (577,359)          379,999
Repayment from related parties, net                                    (367,000)        1,054,000
(Increase) decrease in other assets                                     (55,232)           31,371
                                                               --------------------------------------
Net cash used in investing activities                                (1,403,877)         (915,856)

Financing activities
Increase  (decrease) in amounts payable to related
    parties                                                            (694,290)           99,772
Principal payments on long-term obligations                            (962,765)       (1,146,937)
Proceeds from long-term borrowings                                      744,770           151,693
Capital contributions                                                        --             6,000
                                                                  --------------------------------------
Net cash used in financing activities                                  (912,285)         (889,472)
                                                                  --------------------------------------
Net decrease in cash and cash equivalents                            (5,596,399)       (4,300,484)
Cash and cash equivalents at beginning of period                      6,123,340        17,100,867
                                                                  --------------------------------------
Cash and cash equivalents at end of period                        $     526,941      $ 12,800,383
                                                                  ======================================

See accompanying notes to the consolidated financial statements.

                            Brill Media Company, LLC
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

     1. Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of Brill Media Company, LLC (BMC) and its subsidiaries, all of which are wholly owned (collectively the Company). BMC's members are directly owned by Alan R. Brill (Mr. Brill). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included along with the elimination of all intercompany balances and transactions. Operating results for the three-month period and nine month period ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 2001.

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

         Media has minimal assets and liabilities ($100 cash and $100 capital at November 30, 2001 and February 28, 2001) and no income or expenses since its formation in October 1997.

         In October 1999, as permitted under the Indenture governing the Senior Notes (the Indenture), the Company borrowed $15 million under a secured credit facility with a senior lender (the Senior Secured Facility), which matures October 2004. The Senior Secured Facility bears interest, payable monthly, at the prime rate plus 1% (effectively 8.0% at November 30, 2001) with a minimum interest rate of 8% per annum and restricts the Company from essentially the same defined limitations as contained in the Indenture and includes certain financial covenants with respect to earnings and asset coverage. The Senior Secured Facility is secured by substantially all assets of the restricted subsidiaries, as defined in the Indenture.

        Due to weakened economic conditions, the contraction of the financial markets and the general state of affairs following the terrorist attacks of September 11, 2001, the Company did not have sufficient cash available to make its semi-annual interest payment on the Senior Notes of $6.3 million on December 17, 2001. The Company was notified by the Trustee of the Senior Notes that continued failure to make the interest payment would constitute an event of default under the terms of the Indenture. Following an event of default, the Indenture permits the Trustee or the Holders of 25% in aggregate principal amount of the Senior Notes to declare the entire principal amount of the Senior Notes plus accrued interest, due and payable immediately. In addition, as of January 14, 2002, the Company failed to comply with certain covenants related to earnings coverage contained in the Senior Secured Facility. As a result, the Senior Secured Facility and certain other debt obligations would be in default and may be accelerated under the terms of their respective loan agreements.

         The Company and Mr. Brill have been exploring, and continue to explore, possible remedies to cure the defaults. These remedies include the sale of strategic assets and financing options that would allow related parties to repay amounts owed to the Company.

     4. Affiliate Transactions

         In November 2001, the Company loaned $1,270,000 to related parties. Interest accrues on the notes at the prime rate and is payable annually until maturity in December 2003 and November 2004.

     5. Recently Issued Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141, which became effective on July 1, 2001, eliminated the use of pooling of interests for all business combinations initiated after June 29, 2001 and also established specific criteria for the recognition of intangible assets separate from goodwill. SFAS 142 requires that a company no longer amortize the goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. The Company is required to adopt SFAS 142 on March 1, 2002 and is currently evaluating the full impact this standard will have on the consolidated financial statements. SFAS 142 could have a material impact on the financial statements as amortization of goodwill and certain other intangible assets represent a significant expense for the Company.

     6. Operating Segments

         The Company has two operating segments: operation of AM and FM radio stations and publication of daily and weekly newspapers and shoppers. Information for the three month period and nine month period ended November 30, 2001 and 2000 regarding the Company's major operating segments is presented in the following table:

                                               Three Months Ended November 30      Nine Months Ended November 30
                                                   2001              2000             2001             2000
                                            ------------------------------------------------------------------------
Revenues:
     Radio                                      $  4,171,354      $  4,633,138     $  12,965,346   $  13,793,795
     News                                          6,768,229         7,255,868        20,829,277      21,827,791
                                            ------------------------------------------------------------------------
Total                                             10,939,583        11,889,006        33,794,623      35,621,586

Operating income (loss):
    Radio                                            (79,298)          370,456           716,567       1,508,168
    News                                             129,831           525,578           984,901       2,139,975
                                            ------------------------------------------------------------------------
Total                                                 50,533           896,034         1,701,468       3,648,143

Total assets:
     Radio                                        39,450,762        48,489,096        39,450,762      48,489,096
     News                                         27,014,888        33,196,257        27,014,888      33,196,257
                                            ------------------------------------------------------------------------
Total                                             66,465,650        81,685,353        66,465,650      81,685,353




Depreciation and amortization expense:
     Radio                                           459,564           462,249         1,391,703       1,391,437
     News                                            495,896           445,783         1,587,386       1,273,132
                                            ------------------------------------------------------------------------
Total                                                955,460           908,032         2,979,089       2,664,569

Capital expenditures:
     Radio                                            54,028           125,074           144,795         484,211
     News                                             95,564           290,100           266,301         896,611
                                            ------------------------------------------------------------------------
Total                                                149,592           415,174           411,096       1,380,822




     7. Subsequent Events

         Effective December 20, 2001, a corporate subsidiary revoked its "S" corporation status under the Internal Revenue Code and reverted to "C" corporation.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General Information and Basis of Presentation

         The Company is a diversified media enterprise that acquires, develops, manages and operates radio stations, newspapers and related businesses in middle markets. As of November 30, 2001, the Company owns, operates or manages thirteen radio stations (the Stations) serving four markets located in Pennsylvania, Kentucky/Indiana, Colorado and Minnesota/Wisconsin. The Company's newspaper businesses (the Newspapers) operate integrated newspaper publishing, printing and print advertising distribution operations, providing total-market print advertising coverage throughout a thirty-six-county area in the central and northern portions of the lower peninsula of Michigan. This operation offers a two-edition daily newspaper, twenty-three weekly publications, two monthly real estate guides, two web offset printing operations for Newspapers' publications and outside customers and three private distribution systems. Mr. Brill founded the business and began its operations in 1981. The Company's overall operations, including its sales and marketing strategy, long-range planning and management support services are managed by Brill Media Company, L.P., a limited partnership indirectly owned by Mr. Brill.

Recent Developments

         The Company failed to make a cash interest payment of $6.3 million on its Senior Notes on December 17, 2001. The Company and Mr. Brill are actively exploring alternatives to restructure the capital of the Company. See "Liquidity and Capital Resources."

Results of Operations

         The Company's unaudited consolidated financial statements tend not to be directly comparable from period to period due to both completed and pending acquisitions and dispositions. These activities are identified in the notes to the audited and unaudited consolidated financial statements of the Company.

Three Months Ended November 30, 2001 Compared to Three Months Ended November 30, 2000

         Revenues for the three months ended November 30, 2001 were $10.9 million, a $.9 million or 8% decrease from the prior comparative period. For the current quarter, Stations' revenues represented $4.2 million and Newspapers' revenues represented $6.7 million.

         Stations' revenues decreased $.4 million or 10% from the prior comparative period and the Newspapers' revenues decreased $.5 million or 7% from the prior comparative period. Both decreases were due to general economic conditions in the Company's markets, including weaker demand for advertising and the general state of affairs following the terrorist attacks of September 11, 2001.

         Operating expenses for the three months ended November 30, 2001 were $10.9 million, which remained relatively unchanged from the prior comparative period.

         As a result of the above, operating income for the three months ended November 30, 2001 was $.1 million, a decrease of $.8 million or 94% from the prior comparative period.

         Other expense for the three months ended November 30, 2001 was $4.1 million, which remained unchanged from the prior comparative period.

         Net loss for the three months ended November 30, 2001 was $4.1 million, an increase in loss of $0.9 million or 26% over the prior comparative period. This was primarily due to a reduction in revenue while maintaining adequate operational resources.

Nine Months Ended November 30, 2001 Compared to Nine Months Ended
November 30, 2000

         Revenues for the nine months ended November 30, 2001 were $33.8 million, a $1.8 million or 5% decrease from the prior comparative period. For the year to date, Stations' revenues represented $13.0 million and Newspapers' revenues represented $20.8 million.

         Stations' revenues decreased $.8 million or 6% from the prior comparative period and the Newspapers' revenues decreased $1.0 million or 5% from the prior comparative period. Both decreases were again due to general economic conditions in the Company's markets, including weaker demand for advertising and the general state of affairs following the terrorist attacks of September 11, 2001.

         Operating expenses for the nine months ended November 30, 2001 were $32.1 million, which remained relatively unchanged from the prior comparative period.

         As a result of the above, operating income for the nine months ended November 30, 2001 was $1.7 million, a decrease of $1.9 million or 53% from the prior comparative period.

         Other expense for the nine months ended November 30, 2001 was $11.9 million, a $.1 million or 1% increase from the prior comparative period.

         Net loss for the nine months ended November 30, 2001 was $10.4 million, an increase in loss of $2.2 million or 26% over the prior comparative period. This difference is primarily due to a decrease in revenues and interest income reflective of reduced cash levels.

Liquidity and Capital Resources

         Generally, the Company's operating expenses are paid before its advertising revenues are collected. As a result, working capital requirements have increased as the Company has grown and will likely increase in the future.

         Net cash used in operating activities was $3.3 million for the nine months ended November 30, 2001. The increase of $.8 million from the comparative fiscal 2001 period is primarily attributable to the increased net loss offset by the timing related to the collection of receivables and the payment of operating expenses, management fees and related party interest.

         Net cash used in investing activities was $1.4 million for the nine months ended November 30, 2001. The cash used in investing activities for the current reporting period is primarily attributable to purchase of property and equipment and additional loans to related parties including the managed affiliate. The cash used in investing activities increased by $.5 million. The largest components during the prior comparative reporting period related to the final payment made to the FCC for the Wellington, Colorado license and the purchase of property and equipment offset by decrease in loans from related parties.

         Net cash used in financing activities was $0.9 million for the nine months ended November 30, 2001. The cash used by financing activities for the current reporting period is attributable primarily to a decrease in amounts payable to related parties and the principal payment of long-term obligations. Overall the cash used in financing activities remained the same as the prior comparative period, however, the composition of the activities was different. The largest component used in financing activities during the prior comparative reporting period was related to the principal payment of long-term obligations.

         Media Cashflow was $7.7 million and $9.3 million for the nine-month periods ended November 30, 2001 and 2000, respectively. Media Cashflow represents EBITDA plus incentive plan expense, management fees, time brokerage fees paid, acquisition related consulting expense, and interest income from loans made by the Company to the Managed Affiliate. EBITDA represents operating income plus depreciation and amortization expense. Media Cashflow and EBITDA as used above include the results of unrestricted subsidiaries and therefore differ from the same terms as defined in the Indenture.

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

         The Company has loaned $8.9 million to a Managed Affiliate and received in return a Managed Affiliate Note, which is unsecured, matures on November 15, 2003 and bears interest at the rate of 12% per annum. For the nine month period ended November 30, 2001, the Managed Affiliate reported revenues of $1.8 million, net loss of $.9 million and Media Cashflow of $.4 million.

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

        Due to weakened economic conditions, the contraction of the financial markets and the general state of affairs following the terrorist attacks of September 11, 2001, the Company did not have sufficient cash available to make its semi-annual interest payment on the Senior Notes of $6.3 million on December 17, 2001. The Company was notified by the Trustee of the Senior Notes that continued failure to make the interest payment would constitute an event of default under the terms of the Indenture. Following an event of default, the Indenture permits the Trustee or the Holders of 25% in aggregate principal amount of the Senior Notes to declare the entire principal amount of the Senior Notes plus accrued interest, due and payable immediately. In addition, as of January 14, 2002, the Company failed to comply with certain covenants related to earnings coverage contained in the Senior Secured Facility. As a result, the Senior Secured Facility and certain other debt obligations would be in default and may be accelerated under the terms of their respective loan agreements.

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

         The Company's primary liquidity needs are to fund capital expenditures, provide working capital and meet debt service requirements. Historically, the Company's principal sources of liquidity have been cash on hand, cashflow from operations, repayments on notes receivable, proceeds from sales of properties and indebtedness permitted under the Indenture. The Company has limited ability to incur additional indebtedness under the Indenture and to meet its liquidity needs during the next 12 months, the Company may need to receive a prepayment on its notes receivable, or to sell some of its properties. The Company cannot give any assurance that it will be able to achieve either of these alternatives on terms acceptable to it.

         Furthermore, the Company does not have sufficient funds to pay any indebtedness which may be accelerated as a result of the Company's aforementioned defaults. Currently, the Company and Mr. Brill have been exploring, and continue to explore, possible remedies to cure the aforementioned defaults on indebtedness. These remedies include the sale of strategic assets and financing options that would allow related parties to repay amounts owed to the Company. In addition, the Company and Mr. Brill are actively exploring alternatives to restructure the capital of the Company. These alternatives may include a sale or transfer of part or all of the equity ownership of the Company, purchases of the Senior Notes at market prices by related or unrelated buyers, or a combination of these or other measures. The Company cannot provide any assurance that any of these remedies or alternatives will be consummated, and cannot provide any assurance that consummation of these measures would benefit the holders of the Senior Notes.

         During the nine month period ended November 30, 2001, the Company has expended $.4 million to purchase property and equipment and projects approximately $.2 million will be required during the remainder of fiscal 2001.

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

Forward-Looking Statements

         Certain items in this Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate" and similar expressions. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, risks and uncertainties relating to leverage, the need for additional funds, the ability of the Company to sell properties or restructure its capital, the ability of the Company to achieve certain cost savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio and newsprint as a communication/advertising medium and changing consumer tastes. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk sensitive instruments do not subject the Company to material risk exposures, except for such risks related to interest rate fluctuations. As of November 30, 2001, the Company has debt outstanding of approximately $136.2 million. Senior Notes with a carrying value of $103.6 million have an estimated fair value of approximately $34.7 million.
The fair value of the Senior Notes is estimated based on market trading activity in the Senior Notes and price estimates used by national brokerage firms, however, as there are few holders of the Senior Notes and minimal trading activity has occurred and as a result of the Company's default in payment of its interest on the Senior Notes, the fair value, if any, of the Senior Notes may vary significantly from the estimate. The fair market value of the Company's remaining debt of $32.7 million approximates its carrying value.

Fixed interest rate debt totals approximately $119.9 million as of November 30, 2001 and includes: the Senior Notes which bear cash interest, payable semiannually, at a rate of 12% until maturity on December 15, 2007; other debt with stated rates of 7% to 10%; and capital leases with effective rates of 12%. The remainder of the debt totaling $16.3 million, or 12% of the total, is variable rate debt. The majority of such debt is the Senior Secured Facility, which currently bears interest at 8.0% (all of which are described in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended February 28, 2001).

At November 30, 2001 long-term debt matures as follows:
                                                     (in Millions)
-------------------------------------------------------------------------------------------------------------
    Fiscal Year          2002         2003        2004        2005        2006      Thereafter      Total
-------------------------------------------------------------------------------------------------------------
Senior Notes, net
  of unamortized
  discount of $1.5       $103.6       $  -        $  -        $  -        $  -        $  -          $103.6
Senior Secured
  Facility                 15.0                                  -                                    15.0
Other                       2.7        1.3         3.3         1.2           .6         8.5           17.6
                         ------------------------------------------------------------------------------------
                         $121.3       $1.3        $3.3        $1.2        $  .6       $ 8.5          $136.2
                         ------------------------------------------------------------------------------------


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BRILL MEDIA COMPANY, LLC

                                    By: BRILL MEDIA MANAGEMENT, INC.,
                                                Manager


January 14, 2002                    By /s/ Alan R. Brill
                                    ----------------------------------
                                    Alan R. Brill
                                    DIRECTOR, PRESIDENT AND CHIEF
                                    EXECUTIVE OFFICER



January 14, 2002                    By /s/ Donald C. TenBarge
                                    ----------------------------------
                                    Donald C. TenBarge
                                    VICE PRESIDENT, CHIEF FINANCIAL
                                    OFFICER, SECRETARY AND TREASURER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)